Form 10QSB
period 2001-06-30
TUGBOAT INTERNATIONAL INC
filed 2001-08-14
CIK 1080313

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

          Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,544,000 shares of Common stock outstanding as of June 30, 2001.

ITEM 1.  FINANCIAL STATEMENTS

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                             SIX MONTHS ENDED       YEAR ENDED
                                                               JUNE 30, 2001     DECEMBER 31, 2000
                                                              -------------      -----------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                           $  6,521            $  4,283
                                                                 --------            --------
TOTAL CURRENT ASSETS                                                6,521               4,283
                                                                 --------            --------
OTHER ASSETS
  Organization costs                                                  476                 476
                                                                 --------            --------
TOTAL OTHER ASSETS                                                    476                 476
                                                                 --------            --------
       TOTAL ASSETS                                              $  6,997            $  4,759
                                                                 ========            ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $    700            $    700
                                                                 --------            --------
TOTAL CURRENT LIABILITIES                                             700                 700
                                                                 --------            --------
       TOTAL LIABILITIES                                              700                 700

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized (20,000,000
   shares authorized; none issued and outstanding.)                     0                   0
  Common stock $.0001 par value authorized (80,000,000 shares authorized; 5,544,000 5,419,000 shares issued and
   outstanding at June 30, 2001 and December 31, 2000
    respectively.)                                                    554                 542
  Additional paid-in capital                                       29,896              17,408
  Stock subscription receivable                                         0                 (50)
  Deficit accumulated during the development stage                (24,153)            (13,841)
                                                                 --------            --------
TOTAL STOCKHOLDERS' EQUITY                                          6,297               4,059
                                                                 --------            --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  6,997            $  4,759
                                                                 ========            ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                     JULY 20, 1998
                                           SIX MONTHS     SIX MONTHS    THREE MONTHS   THREE MONTHS   (INCEPTION)
                                             ENDED          ENDED          ENDED          ENDED         THROUGH
                                            JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                              2001           2000           2001           2000           2001
                                          -----------    -----------    -----------    -----------    -----------
REVENUES
    Revenues                              $         0    $         0    $         0    $         0    $         0
                                          -----------    -----------    -----------    -----------    -----------
TOTAL REVENUES                                      0              0              0              0              0

GENERAL & ADMINISTRATIVE EXPENSES              10,312          5,984          8,196          4,650         24,153
                                          -----------    -----------    -----------    -----------    -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        10,312          5,984          8,196          4,650         24,153

NET LOSS                                  $   (10,312)   $    (5,984)   $    (8,196)   $    (4,650)   $   (24,153)
                                          ===========    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE                      $   (0.0019)   $   (0.0012)   $   (0.0015)   $   (0.0009)
                                          ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  5,450,768      5,169,000      5,482,187      5,169,000
                                          ===========    ===========    ===========    ===========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FROM JULY 20, 1998 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                             DEFICIT
                                                                                           ACCUMULATED
                                                     COMMON      ADDITIONAL     STOCK         DURING
                                       COMMON         STOCK       PAID IN    SUBSCRIPTION  DEVELOPMENT
                                       STOCK         AMOUNT       CAPITAL     RECEIVABLE      STAGE          TOTAL
                                     ----------    ----------    ----------   ----------    ----------    ----------
Stock issued for cash on July 20,
1998 @ $0.0001 per share              5,000,000    $      500    $      500   $        0    $        0    $    1,000

Net loss, July 20, 1998 (inception)
to December 31, 1998                                                                                 0             0
                                     ----------    ----------    ----------   ----------    ----------    ----------
BALANCE, DECEMBER 31, 1998            5,000,000           500           500            0             0         1,000
                                     ==========    ==========    ==========   ==========    ==========    ==========

Stock issued for cash on March 20,
1999 @ $0.0001 per share                169,000            17        16,883                                   16,900

Net loss, December 31, 1999                                                                     (2,633)       (2,633)
                                     ----------    ----------    ----------   ----------    ----------    ----------
BALANCE, DECEMBER 31, 1999            5,169,000           517        17,383            0        (2,633)       15,267
                                     ==========    ==========    ==========   ==========    ==========    ==========

Stock issued for cash on November 15,
2000 @ $0.0002 per share                250,000            25            25          (50)                          0

Net loss, December 31, 2000                                                                    (11,208)      (11,208)
                                     ----------    ----------    ----------   ----------    ----------    ----------
BALANCE, DECEMBER 31, 2000            5,419,000           542        17,408          (50)      (13,841)        4,059
                                     ==========    ==========    ==========   ==========    ==========    ==========

Stock subscription receivable                                                         50                          50

Stock issued for cash on May 14,
2001 @ $0.10 per share                   62,500             6         6,244                                    6,250

Stock issued for cash on May 18,
2001 @ $0.10 per share                   62,500             6         6,244                                    6,250

Net loss, June 30, 2001                                                                        (10,312)      (10,312)
                                     ----------    ----------    ----------   ----------    ----------    ----------
BALANCE, JUNE 30, 2001                5,544,000    $      554    $   29,896   $        0    $  (24,153)   $    6,297
                                     ==========    ==========    ==========   ==========    ==========    ==========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                             JULY 20, 1998
                                                 SIX MONTHS    SIX MONTHS     THREE MONTHS    THREE MONTHS    (INCEPTION)
                                                   ENDED         ENDED           ENDED           ENDED          THROUGH
                                                  JUNE 30,      JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                    2001          2000            2001            2000            2001
                                                  --------      --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Operating loss                                  $(10,312)     $ (5,984)       $ (8,196)       $ (4,650)       $(24,153)
  Decrease in accounts receivable                        0         3,100               0               0               0
  Increase in accounts payable                           0             0               0               0             700
  Incorporation costs                                    0             0               0               0            (476)
                                                  --------      --------        --------        --------        --------
      NET CASH PROVIDED (USED) BY OPERATING
       ACTIVITIES                                  (10,312)       (2,884)         (8,196)         (4,650)        (23,929)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH USED BY INVESTING ACTIVITIES              0             0               0               0               0

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock                                          12             0              12               0             554
  Additional paid-in capital                        12,488             0          12,488               0          29,896
  Subscription receivable                               50             0              50               0               0
                                                  --------      --------        --------        --------        --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES         12,550             0          12,550               0          30,450
                                                  --------      --------        --------        --------        --------
  NET INCREASE IN CASH                               2,238        (2,884)          4,354          (4,650)          6,521

  CASH AT BEGINNING OF PERIOD                        4,283        12,291           2,167          14,057               0
                                                  --------      --------        --------        --------        --------
  CASH AT END OF PERIOD                           $  6,521      $  9,407        $  6,521        $  9,407        $  6,521
                                                  ========      ========        ========        ========        ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2001


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Tugboat International, Inc was incorporated in the State of Delaware, United States of America on July 20, 1998, under the Delaware Revised Statutes, Chapter 78, Private Companies.

The Company has an office on British Columbia, Canada and is in its development stage. Its activities to date have been limited to capital formation, organization, and acquisition of goods on consignment and website construction.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The company has elected a December 31, year end.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective June 23, 1999 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

NOTE 6.  INCOME TAXES

                                As of June 30,   As of March 31,
                                --------------   ---------------
                                     2001             2001
                                   -------          -------
Other                                    0                0
                                   -------          -------
Valuation allowance                 (3,623)          (2,394)
                                   -------          -------

Net deferred tax assets            $     0          $     0
                                   =======          =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Loss                 $ (2,633)
     2000 Net Operating Loss                  (11,208)

     2001 Net Operating Loss (March)           (2,116)

     2001 Net Operating Loss (June)            (8,196)
                                             --------
     Net Operating Loss                      $(24,153)
                                             ========

As of June 30, 2001, the Company has net operating loss carryforwards of approximately $ 24,153. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements, concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED JUNE 30, 2001.

Revenues were -0- for the quarter ending June 30, 2001 and -0- for the same quarter ending 2000.

Operating Expenses were $8,196 for the quarter ending June 30, 2001 and $4,650 for the same quarter in 2000.

The Company had an operating loss of ($8,196) for the quarter ending June 30, 2001 and ($4,650) for the same quarter in 2000.

The Company has not generated revenues from operating activities during the quarter ending June 30, 2001. Management has been in the design phase toward developing a web site where it will offer the Company's services of buying, selling and trading collectible and valuable coins on the Internet. The Company continues to seek relationships with other partner coin companies which buy, sell, trade and auction collectible and valuable coins. It is management's plan to form a collaborative network with and among other partner coin companies to buy, sell, trade and auction collectible coins and currency. To date, no contractual arrangements with any partner coin company have been made.

The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing its sales in media content production within the next several months. To date, no sales have been made of the Company's products of doors, frames nor has the Company been successful in raising equity or debt financing sufficient to meet its working capital requirements. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

ANALYSIS OF FINANCIAL CONDITION

As of June 30, 2001, the Company had working capital of $5,821 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

The financial statements of the Company were prepared for the quarter ending June 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

As part of the Company's plan to raise additional working capital, the Company my make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REORTS ON FORM 8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TUGBOAT INTERNATIONAL, INC.


Date 08/14/01                        /s/ Christos Papadimas
                                     --------------------------------
                                     Christos Papadimas
                                     President