Form 10QSB
period 2001-09-30
TUGBOAT INTERNATIONAL INC
filed 2001-11-20
CIK 1080313

SECURITIES AND EXCHANGE COMMISISON
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

          Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2001

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,544,000 shares of Common stock outstanding as of September 30, 2001.

ITEM 1. FINANCIAL STATEMENTS

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                        AS OF         AS OF
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001          2000
                                                     -------------  ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                 $  3,622      $  4,283
                                                       --------      --------
        TOTAL CURRENT ASSETS                              3,622         4,283
                                                       --------      --------
OTHER ASSETS
  Organization costs                                        476           476
                                                       --------      --------
        TOTAL OTHER ASSETS                                  476           476
                                                       --------      --------

        TOTAL ASSETS                                   $  4,098      $  4,759
                                                       ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $    700      $    700
                                                       --------      --------
        TOTAL CURRENT LIABILITIES                           700           700
                                                       --------      --------

        TOTAL LIABILITIES                                   700           700
                                                       --------      --------
STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none issued and
   outstanding.)                                              0             0
  Common stock $.0001 par value authorized (80,000,000
   shares authorized; 5,544,000 and 5,419,000 shares
   issued and outstanding at September 30, 2001 and
   December 31, 2000 respectively.)                         554           542
  Additional paid-in capital                             29,896        17,408
  Stock subscription receivable                               0           (50)
  Deficit accumulated during development stage          (27,053)      (13,841)
                                                       --------      --------
        TOTAL STOCKHOLDERS' EQUITY                        3,398         4,059
                                                       --------      --------

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $  4,098      $  4,759
                                                       ========      ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                              JULY 20, 1998
                                               NINE MONTHS     NINE MONTHS     THREE MONTHS    THREE MONTHS    (INCEPTION)
                                                   ENDED           ENDED           ENDED           ENDED         THROUGH
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2001            2000            2001            2000            2001
                                               ------------    ------------    ------------    ------------    ------------
REVENUES
  Revenues                                     $          0    $          0    $          0    $          0    $          0
                                               ------------    ------------    ------------    ------------    ------------
     TOTAL REVENUES                                       0               0               0               0               0
                                               ------------    ------------    ------------    ------------    ------------

GENERAL & ADMINISTRATIVE EXPENSES                    13,212           8,685           2,900           2,700          27,053
                                               ------------    ------------    ------------    ------------    ------------
     TOTAL GENERAL & ADMINISTRATIVE EXPENSES         13,212           8,685           2,900           2,700          27,053
                                               ------------    ------------    ------------    ------------    ------------

NET LOSS                                       $    (13,212)   $     (8,685)   $     (2,900)   $     (2,700)   $    (27,053)
                                               ============    ============    ============    ============    ============

BASIC LOSS PER SHARE                           $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                               ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                      5,482,187       5,169,000       5,544,000       5,169,000
                                               ============    ============    ============    ============

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FROM JULY 20, 1998 (INCEPTION) THROUGH SEPTEMBER 30, 2001

                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                                           COMMON        ADDITIONAL       STOCK           DURING
                                           COMMON           STOCK         PAID-IN      SUBSCRIPTION    DEVELOPMENT
                                           STOCK           AMOUNT         CAPITAL       RECEIVABLE        STAGE           TOTAL
                                         ----------      ----------      ----------     ----------      ----------      ----------
Stock issued for cash on July 20,
 1998 @ $0.0001 per share                 5,000,000      $      500      $      500     $        0      $        0      $    1,000
Net loss, July 20, 1998 (inception)
 through December 31, 1998                                                                                       0               0
                                         ----------      ----------      ----------     ----------      ----------      ----------
BALANCE,  DECEMBER 31, 1998               5,000,000             500             500              0               0           1,000
                                         ==========      ==========      ==========     ==========      ==========      ==========

Stock issued for cash on March 20,
 1999 @ $0.0001 per share                  169,000              17          16,883                                         16,900
Net loss,  December 31, 1999                                                                                (2,633)         (2,633)
                                         ----------      ----------      ----------     ----------      ----------      ----------
BALANCE,  DECEMBER 31, 1999               5,169,000             517          17,383              0          (2,633)         15,267
                                         ==========      ==========      ==========     ==========      ==========      ==========

Stock issued for cash on November 15,
 2000 @ $0.0002 per share                   250,000              25              25            (50)                              0
Net loss, December 31, 2000                                                                                (11,208)        (11,208)
                                         ----------      ----------      ----------     ----------      ----------      ----------
BALANCE,  DECEMBER 31, 2000               5,419,000             542          17,408            (50)        (13,841)          4,059
                                         ==========      ==========      ==========     ==========      ==========      ==========

Stock subscription receivable                                                                   50                             50
Stock issued for cash on May 14,
 2001 @ $0.10 per share                      62,500               6           6,244                                         6,250
Stock issued for cash on May 18,
 2001 @ $0.10 per share                      62,500               6           6,244                                         6,250
Net loss,  September 30, 2001                                                                              (13,212)        (13,212)
                                         ----------      ----------      ----------     ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2001               5,544,000      $      554      $   29,896     $        0      $  (27,053)     $    3,398
                                         ==========      ==========      ==========     ==========      ==========      ==========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                JULY 20, 1998
                                                   NINE MONTHS    NINE MONTHS     THREE MONTHS   THREE MONTHS    (INCEPTION)
                                                      ENDED           ENDED           ENDED          ENDED         THROUGH
                                                  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                      2001            2000            2001           2000           2001
                                                  ------------    ------------    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(13,212)       $ (8,685)       $ (2,900)      $ (2,700)      $(27,053)
  Decrease in accounts receivable                          0           3,100               0              0              0
  (Increase) in incorporation costs                        0               0               0              0           (476)
  Increase in accounts payable                             0               0               0              0            700
                                                    --------        --------        --------       --------       --------
     NET CASH (USED) BY OPERATING ACTIVITIES         (13,212)         (5,585)         (2,900)        (2,700)       (26,829)
                                                    --------        --------        --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH USED BY INVESTING ACTIVITIES                 0               0               0              0              0
                                                    --------        --------        --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                            12               0               0              0            554
  Additional paid-in capital                          12,488               0               0              0         29,896
  Subscription receivable                                 50               0               0              0              0
                                                    --------        --------        --------       --------       --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES        12,550               0               0              0         30,450
                                                    --------        --------        --------       --------       --------

NET INCREASE/(DECREASE) IN CASH                         (662)         (5,585)         (2,900)        (2,700)         3,621

CASH AT BEGINNING OF PERIOD                            4,283          12,291           6,521          9,406              0
                                                    --------        --------        --------       --------       --------
CASH AT END OF PERIOD                               $  3,622        $  6,706        $  3,622       $  6,706       $  3,621
                                                    ========        ========        ========       ========       ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2001


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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c.   CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

d.   INCOME TAXES

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

d.   INCOME TAXES (CONTINUED)

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

NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities as they become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  INCOME TAXES

                                      AS OF                 AS OF
                                  SEPTEMBER 30,          DECEMBER 31,
                                      2001                  2000
                                  -------------          ------------
Deferred tax assets:                $  4,057               $  2,076
Other                                      0                      0
                                    --------               --------
Valuation allowance                   (4,057)                (2,076)
                                    --------               --------
Net deferred tax assets             $      0               $      0
                                    ========               ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999  Net Operating Loss                             $ (2,633)
     2000  Net Operating Loss                              (11,208)
     2001  Net Operating Loss (March)                       (2,116)
     2001  Net Operating Loss (June)                        (8,196)
     2001  Net Operating Loss (September)                   (2,900)
                                                          --------
     Net Operating Loss                                   $(27,053)
                                                          ========

As of September 30, 2001, the Company has net operating loss carryforwards of approximately $ 27,053. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues were -0- for the quarter ending September 30, 2001 and -0- for the same quarter ending 2000.

Operating Expenses were $2,900 for the quarter ending September 30, 2001 and $2,700 for the same quarter in 2000.

The Company had an operating loss of ($2,900) for the quarter ending September 30, 2001 and ($2,700) for the same quarter in 2000.

The Company has not generated revenues from operating activities during the quarter ending September 30, 2001. During the quarter ending September 30, 2001, management has been in the design phase toward developing a web site where it will offer the Company's services of buying, selling and trading collectible and valuable coins on the Internet. Management has contacted various web site developers for the preparation of the web site. Various designs are being considered, but thus far, no web site has been constructed. The Company continues to seek relationships with other partner coin companies which buy, sell, trade and auction collectible and valuable coins. It is management's plan to form a collaborative network with and among other partner coin companies to buy, sell, trade and auction collectible coins and currency. To date, no contractual arrangements with any partner coin company have been made.

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

ANALYSIS OF FINANCIAL CONDITION

As of September 30, 2001, the Company had working capital of $2,922 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

The financial statements of the Company were prepared for the quarter ending September 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

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


                                        TUGBOAT INTERNATIONAL, INC.


Date 11/19/01                           /s/ Christos Papadimas
                                        ----------------------------------------
                                        Christos Papadimas
                                        President