Form 10KSB
period 2001-12-31
TUGBOAT INTERNATIONAL INC
filed 2002-04-12
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIE
    EXCHANGE ACT OF 1934

    For the transition period from __________________ to _____________

                        Commission file number 000-32199


                           Tugboat International, Inc.
                 (Name of small business issuer in its charter)

          Delaware                                        95-4735256
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              1445 Marpole Ave. #409, Vancouver, BC Canada V6H 1S5
                    (Address of principal executive offices)

                    Issuer's telephone number (604) 733-5055

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act.

                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. None

Number of shares outstanding of common equity, as of February 28, 2002. 5,544,000 shares

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Tugboat International, Inc. ("the Company") was incorporated in the State of Delaware on July 20, 1998. Tugboat International, Inc. ("the Company," Company", "Our", "our", "We", "we") business plan is to become actively engaged in the business of buying, selling, trading and auctioning collectible and valuable coins via an Internet web site.

STRATEGY

The Company's planned operating strategy is to buy, sell, trade and auction collectible and valuable coins via an Internet web site. In addition, the Company plans to integrate partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network by developing long term relationships with and among them. The Company plans to use and develop collective resources within the partner coin companies to actively buy, sell, trade and auction collectible and valuable coins and currency. The Company believes its current management team (See Item 5 - Directors, Executive Officers, Promoters, and Control persons) brings experience, industry relationships, and specific expertise within the company that will enhance the ability of the Company's proposed collaborative network to buy, sell, trade and auction collectible and valuable coins via the Internet. The current management team consists of two directors of the company and the amount of time that they plan to devote promoting the Company's business plan will be limited to a part-time basis. In addition, the current officers have obligations and/or employment that may take priority over that of the Company.

Tugboat International, Inc. was incorporated with a view to becoming a full-service provider of value-added services to dealers and collectors of coins and rare currency. The Company plans to seek income from the sale of its inventory of collectible coins by setting up an Internet web-site and receive revenues from its trades, classifieds and planned auctions in the form of agent commissions from buyers and sellers. The Company also plans to develop certain relationships with other dealers and collectors to offer services in a collaborative network via partner coin companies to assist in buying, selling, trading and auctioning coins and rare currency.

PRODUCT

The Company intends to conduct auctions in a variety of formats that allow coin collectors to choose the format with which they are most comfortable. Most of the collectible coins to be sold at the Company's auctions will be obtained on consignment from third parties or supplied to the Company by selected dealers who possess the expertise, integrity and the capacity to provide the Company with high-end coin collectibles for auction on a regular basis. The Company is currently seeking contractual arrangements with these suppliers that require them to supply to the Company a minimum dollar value of collectible coins during each contract period. Other coins to be sold at our auctions will be derived from collectibles that have been acquired by us for resale. Acquiring inventories of collectible coins will provide us with greater control over the quality and value of the collectibles we can make available for sale at our auctions and enables us to take advantage of opportunities to purchase highly sought after collectible coins at favorable pricing. To avoid conflicts of interest, the Company only will acquire collectible coins that have been previously graded or authenticated, and such collectibles are sold without being regarded by the Company. Maintaining inventories of coin collectibles, however, presents valuation risks because of potential fluctuations in their market prices. The Company will strive to mitigate the market risk of its inventory through frequent turnover. The Company anticipates the average inventory turnover, excluding rare coins, is fewer than 120 days. However, the Company may acquire a large quantity of collectible coins when available, often at significant discounts. The Company intends to utilize the services of Professional Coin Grading Service or PCGS to provide an authentication and grading service which will give collectors and dealers the confidence to buy and sell high-end coins without physical inspection (commonly referred to as sight-unseen) through Internet auctions.

COMMERCE

The Company intends to conduct its auctions in a variety of formats that allow coin collectors to choose the format with which they are most comfortable. The auctions will be offered in two forms - premium auctions and monthly auctions. The premium auctions will feature special or unique coin collectibles. The Company intends for buyers to initially place bids over the Internet. The Company will require consignors in our premium auctions to ship their coin collectibles to the Company prior to auction. By taking physical possession of the coin collectibles to be sold in auction, the Company will ensure fulfillment of the transaction. Also, the Company plans to ensure that upon delivery the auctioned item will meet the description made in our auction materials to the buyer's complete satisfaction. The Company will photograph and prepare descriptions for all items consigned to us for auction and compile a listing of all items to be auctioned in advance of each of our proposed premium auctions. Collectors can thus view all of the collectibles to be auctioned, along with complete descriptions, by visiting our web site and viewing online. At the conclusion of the auction, the Company will handle shipping and payment transactions. If the buyer is not satisfied, the Company will refund to the buyer the amount paid for the item. In addition to addressing concerns of buyers, the Company will also arrange for prompt payment to sellers of the proceeds of transactions completed in our auctions. Thus, our method of operation will eliminate the concerns of buyers and sellers in completing sight-unseen transactions. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its current working capital requirements and to support the expenses associated with developing the proposed monthly or premium auctions.

Monthly auctions will feature coin collectibles consigned to us by individuals and by dealers of quality coin collectibles, as well as coin collectibles from our own inventory. All proposed auctions will be conducted over the Interned and enable collectors to sell their high-end collectibles in a more timely manner. Initially, the Company intends to implement proposed monthly auctions and later expand to offering premium auctions. There can be no assurances that the Company can develop the proposed monthly or premium auctions, and if the Company cannot enter into any favorable agreements with partner coin companies to offer the proposed monthly or premium auctions, it would have a material adverse impact on the Company. Management has not negotiated or entered into any agreements with any potential partner coin companies. In addition, management has not developed any development plans or negotiation standards for dealing with potential partner coin companies.

SALES AND MARKETING

The number and dollar value of transactions in the coin collectibles markets we serve are not easily ascertainable. However, PCGS estimates that the annual dollar value of transactions for certain coin collectibles markets is as follows: modern commemorative and gold coins - $20 billion; rage coins (U.S.
only) - $1.0 billion. To achieve the Company's goal of becoming the full-service market place of choice for high-end coin collectibles, the Company intends to publicize and attract people to its proposed web site through Internet advertising and print advertisements place in weekly and monthly trade publications targeted at coin collectors. The Company plans to maintain an industry presence by attending most major coin collectible trade shows. By seeing the coin items on display in the Company's booth, visitors will then be able to log on to our web site at the booth and participate in auctions by bidding for coins online.

The Company intends to devote significant resources to providing personalized, customer service and support in a timely manner. The first level of support will be electronic and automated communications with customers, consignors, and bidders. This will keep buyers and sellers updated on the status of auctions and coin collectibles submitted for auction. The next level of support will be the development of the Company's computer assisted telephone and Internet information system, through which the Company can track the status of the coins the Company, will receive for auction. The Company is currently reviewing different auction software for purchase to accomplish this support level. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its current working capital requirements and to support the expenses associated with purchasing auction software.

The Company also intends to enter into a strategic relationship with eBay or another such entity that will enable all of its users to access our services and coin auction. The Company anticipates that numerous customers will gain immediate access to our co-branded web site and the Company's database. Management has not negotiated or entered into any agreements with eBay or another such entity. In addition, management has not developed any development plans or negotiation standards for dealing with any of these entities.

The Company also anticipates establishing relationships with partner coin companies with leading coin experts in high-end coin collectible markets. The experts will provide the Company with collectibles while others will provide content such as price guides and authoritative information in their areas of expertise for our web site. Management has currently not negotiated or entered into any agreements with any potential coin partner company. There can be no assurance that the terms negotiated by the Company will be acceptable to potential coin partner companies, and if favorable agreements cannot be made it would have a material adverse impact on the Company.

OPERATIONS AND TECHNOLOGY

The Company intends to purchase software to maintain monthly auctions and provide data with respect to previous auctions. This system will handle all aspects of the auction process and enable users to follow and participate in the bidding during the course of the auction. The auction system will be integrated with additional internal software systems to provide full support of the auction process including: and inventory management system that keeps track of consigned collectibles as they progress through the system from receipt, to photography, to auction creation and all the way to final shipment; a customer information system; and a corporate accounting system. This system will create and send bidder invoices and consignor sales information immediately after completion of an auction. The system will support credit card transactions for the winning bidders. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its current working capital requirement and to support the expenses associated with purchasing software to maintain monthly auctions.

COMPETITION

The trading of collectibles over the Internet is new, rapidly evolving and intensely competitive. In the Internet auctions business generally, our competitors include eBay, Yahoo.com, Onsale.com, Amazon.com, Auction Universe, a division of Classified Ventures, Inc. and Excite.com. Our competitors in the Internet collectibles auction business include Collectit.net, Collectors Supermall, and Numismatists Online. Large corporations with recognized capabilities in business-to-consumer commerce, including America Online, Microsoft, Cendant and QVC have large resources, which could also be directed to compete in the Internet auction market. Barriers to entry are relatively low and current and new competitors can launch new sites at relatively low cost using commercially available software. The Company believes that the principal competitive factors in our Internet auction business will be expertise in the coin collectibles offered for sale; quality of coin collectibles; population of buyers and sellers that use the service' availability of related services, such as authentication and grading, customer service and staff expertise; reliability of delivery and timely payment; and web site convenience and accessibility.

The traditional auction business is also highly competitive. The Company competes directly with other companies that specialize in coin collectibles and have an industry reputation for hosting premium collectibles auctions. Our competitors in traditional auction markets include Heritage Numismatic Auctions as well as other reputable companies such as Sotheby's and Christie's, which do not specialize in, but do conduct coin auctions. In addition, other significant auction companies that do not presently engage in coin auctions may decide to enter our markets to compete with us.

If the Company is unable to attract, develop, and maintain relationships with the proposed partner coin companies; it would have a material adverse impact on the success of the Company. Reference is made throughout this registration statement to "partner coin companies" in which the Company anticipates developing a strategic interest with leading coin experts in high-end coin collectible markets to provide the Company with collectibles, price guides and authoritative information in their areas of expertise for our web site. The Company currently has no relationship, by agreement or otherwise, with any partner company(s).

The Company has no new public announcements of services or products planned.

The Company does not rely on raw materials for conducting its business.

The Company currently has no patents, trademarks, licenses, franchise, royalty agreements, or labor contracts in place.

The Company will not be dependent on one or a few major customers, but will rely on the broad-based coin market for developing customers over time.

The Company is unaware of need for governmental approval for its proposed business plan. The Company is not currently subject to direct federal, state or local regulation, and laws or regulation applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. Numerous state, including the State of California in which our headquarters are located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. We do not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of our business and no state has filed a claim asserting that we are subject to such legislation. Although we have received no communications from the state of California or any other state, no legal determination has been made with respect to the applicability of the California regulations to our business to date and little precedent exists in this area. Therefore, given the nature of Tugboat's business, the Company does not anticipate any material costs associated with compliance with federal, state and local environmental laws and regulations.

The Company does not intend to collect sales tax or other similar taxes on goods sold by users through our online service. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as ours which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. Since the Internet is worldwide, other jurisdictions may seek to tax or otherwise our business with regulatory requirements.

The Company is currently not aware of any federal, state or local laws and regulations regulating the Internet at this time, which would materially affect its business activities.

The Company is unaware of any environmental laws (federal, state, or local) that will have an effect on its proposed business.

The Company has spent no money over the past two years on research and development.

Currently, the Company has no employees excluding the current officers and directors. Christos Papadimas, officer and director of the Company, and J. Michael Page, director of the Company, are currently employed full time. The officer and directors anticipate devoting, at most, 20 hours per month. This is only estimation and may be increased or decreased depending on unforeseen factors. Though no commercial conflicts are anticipated between the current employers of the officers, directors, and the Company no assurance can be given that this will continue.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is provided sufficient space to do its present business by a director of the Company. Going forward, the Company plans to use the offices of the director, at no cost to the Company. Both parties have agreed to continue this arrangement until the Company begins operations and/or generates revenue.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Title of Class                    Number of Record Holders
          --------------                    ------------------------
             Common                                  47

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Annual Report on Form 10KSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the foregoing. For this purpose, any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB and on Form 10QSB.

COMPARISON OF YEAR ENDING DECEMBER 31, 2001 WITH DECEMBER 31, 2000.

Net sales were $0 for the years ended December 31, 2001 and 2000.

General and Administrative Expenses were $15,366 for 2001 and $11,208 for 2000. The change is not considered indicative of any trend.

Net loss was $14,666 for 2001 and $11,208 for 2000. This change is not considered indicative of any trend.

The Company is still a "Development Stage Company".

The Company had total assets of $1,943 on December 31, 2001 and $4,759 on December 31, 2000. The decrease in asset was the use of the money in the business.

It is Management's plan to raise additional funds through the sale of equity or to seek additional capital through a sale of securities in a private placement.

Management has secured the web site www.tugboatcoins.com and is currently seeking a web designer to develop the web site. A software program has not been chosen and management is still seeking to find a program that will be suitable for the current plans of the Company.

Management has contacted several potential coin enthusiasts who would like to post their collectible coins on the Internet to sell at auction. An appraisal has been conducted on a collection of sunken treasure coins that have been placed on consignment with the Company. These will be the initial coins used for the first high-end coin auction. A collection of U.S. proofs, Canadian proofs and collectible Morgan silver dollars have been place on consignment that will be used for the first high-end coin sales.

RISK FACTORS

The Company is in the development stage and the market it intends to compete within is new and emerging. There are several competitors within the marketplace that have significantly greater financial and management resources than the Company. The following section describes some of the risk factors specific to the Company. Individuals should carefully consider the following risk factors, in addition to the other information presented in this registration statement, when evaluating the Company's business plan. Any of the following risks could seriously harm the business and/or prevent the furtherance of the business.

RISKS PARTICULAR TO TUGBOAT INTERNATIONAL, INC.

A. NO OPERATING HISTORY TO EVALUATE.

The Company's business strategy was developed in July 1998 and to date has not commenced operations or generated revenue. The Company therefore has no operating history from which you may evaluate our business and prospects. We are among the many companies that have entered into the coin and rare currency markets, which sell or plan to sell on the Internet. In addition, many, and likely all, of our proposed coin partner companies will be in the early stages of their development. Our business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets which sell on the Internet.

B. DECLINE IN THE POPULARITY OF HIGH-END COLLECTIBLES COULD IMPACT OUR BUSINESS

The popularity of certain categories of collectibles may vary over time due to perceived scarcity, subjective value, general consumer trends, changes in the prices of precious metals, interest rates and other general economic conditions. Additionally, a decline in the popularity of collectibles, and coins in particular, would result in fewer transactions in our proposed auctions and fewer sales from our proposed inventory, reducing our revenue form auction sales.

C. OUR FUTURE OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS

Our potential operating results are expected to be unpredictable and we expect them to fluctuate in the future due to a number of factors, many of which are outside the Company's control. These factors include:

     -    our ability to significantly increase our customer base;

     - our ability to obtain or purchase coin collectibles to offer at our proposed auctions;

     - our ability to re-sell our inventory of coin collectibles in a timely manner;

     -    our ability to maintain gross margins;

     -    our ability to maintain customer satisfaction;

     -    the general availability and pricing of high-end coin collectibles;

     - our ability to establish relationships with partner coin companies with leading coin experts in high-end coin collectible markets;

     - costs relating to the expansion of our operations and the introduction of new types of services;

     - services offered by our competitors and the success of our competitors;

     - technical difficulties with consumers' use of our proposed website or service interruptions; and

     - general economic conditions and economic conditions specific to the prices of high-end coin collectibles.

Our future operating results are also dependent on the success of our future Internet website and the amount of resources that we will need to devote to the development of our website. Our Internet website is currently not set up and the Company will be in the early stages of development of the website which will offer proposed auctions for collectibles that may have a lower average selling price than what we are anticipating. Development and continued development of our website will require significant resources. There is a risk that the planned website will not result in any revenues which would have a negative impact on our business.

D. WE HAVE HAD NO HISTORY OF OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE.

The Company expects to incur operating losses for the foreseeable future and if we ever have operating profits, we may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees, expand information technology systems, and lease more space for our corporate offices. In addition, we plan to significantly increase our operating expenses to:

     -    purchasing auction software;

     -    purchasing and maintaining inventory of coin collectibles;

     - developing a website to keep buyers and sellers updated on the status of auctions and coin collectibles submitted for auction;

     - development of a computer-assisted telephone and Internet information system, through which the Company can track the status of the coins the Company will receive.

     - Seeking contractual relationships with selected coin dealers and experts in the coin collectible markets to supply coin collectibles for auction.

Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses is not accompanied by increased revenue, our operating losses will be even greater than we anticipate.

E. WE MAY INCUR LOSSES AS A RESULT OF ACCUMULATING INVENTORY

In addition to auctioning collectibles for other partner coin companies, we anticipate that approximately 10% of the aggregate sales prices of coin collectibles sold at our proposed auctions be from our own inventory. The Company intends to purchase these collectibles from dealers and collectors and will assume the inventory and price risks of these items until they are sold. If we are unable to resell our purchased coin collectibles when we want or need to, or at prices sufficient to generate a profit on their resale, or if the market value of our inventory of purchased coin collectibles were to decline, the company's proposed operating results would be negatively affected.

F. THERE ARE LIMITED SUPPLIES OF COIN COLLECTIBLES

Our business will be substantially dependent upon obtaining collectible coins for reselling. We will depend on dealers, coin collectors and other coin partner companies for submitting coin collectibles to the company and there is no guarantee that coin collectible submissions will occur. Any change in proposed relationships with these dealers, coins collectors and other coin partner companies could negatively impact our ability to obtain or auction high-end coin collectibles in the quantities and at the times we desire. This could impair our ability to attract a sufficient number of people interested in high-end coin collectibles to our proposed auctions, which could harm our business.

G. WE FACE COMPETITION IN ATTRACTING COIN COLLECTORS TO OUR PROPOSED INTERNET WEBSITE

The market for Internet auctions is highly competitive and most major Internet websites of such companies as Yahoo!, eBay Inc., Onsale, Inc. and Excite, Inc., a subsidiary of At Home Corporation, host Internet auctions where coin collectibles are traded. Barriers to entry to the Internet auction market are relatively low, and current and new competitors can launch new websites at relatively low cost using commercially available software. We potentially face competition from a number of large Internet communities and services that have expertise in developing Internet commerce, such as Amazon.com, Inc., America Online, Inc. and Microsoft Corporation. Other large companies with strong brand name recognition, substantial resources and experience in Internet commerce, such as Cedant Corporation, QVC, Inc. and other large media companies may also seek to compete in the Internet auction market. In addition to currently or potentially competing for auction services with major Internet commerce companies, we also compete with a number of other small service providers including those that specifically serve the coin collectible markets. Competitive pressures created by any one of these companies, or by our competitors collectively, could harm our business.

Some of our competitors have longer operating histories in Internet commerce, large customer bases, greater brand name recognition and significantly greater financial, marketing, technical and other resources. In addition, other Internet trading services may be acquired by or enter into commercial relationships with large, well-established and well-financed companies as use of the Internet increases. Further, there is a risk that someone could create a website that draws auction information from numerous auction websites to create a consolidated auction. Such an "auction supermarket: could reduce the amount of traffic we receive on our potential website and have a negative effect on our Internet business.

H. TRADITIONAL AUCTION BUSINESS IS HIGHLY COMPETITIVE

The traditional auction business is also highly competitive. We will compete directly with other companies that specialize in coin collectibles and have an industry reputation for hosting premium coin collectibles auctions, including Heritage Numismatic Auctions, Inc., Collectors Universe, Inc. as well as other companies such as Sotheby's, Inc., Christie's, Inc. and Greg Manning Auctions, Inc., which do not specialize in but do conduct coin auctions. These competitors each have the ability to attract buyers to their auctions as a result of their reputation and the quality collectibles they obtain through their industry connections. In addition, other reputable auction companies that do not presently engage in auctions for coins or other collectibles that are the focus of our business may decide to enter our markets to compete with us. These companies have greater name recognition and have greater financial and marketing resources than we do. If these auction companies are successful in entering the specialized high-end coin collectibles markets in which we plan to participate or dealers participate less in our auctions, we may attract fewer buyers and our business could be harmed.

I. GROWTH AND ACQUISITION MAY STRAIN OUR MANAGEMENT, OPERATIONAL AND FINANCIAL RESOURCES

There can be no assurances that our planned facilities, proposed computer systems, personnel and inventory controls will be adequate to support any future operations. In addition, there is a risk that we may not be able to expand our coin collectibles operations to allow for additional capacity at the same rate as market demand may be created.

If appropriate opportunities present them, we also intend to acquire businesses, technologies, services or products that we believe will help us develop and expand our business. The process of integrating and acquired business, technology, service, or product may result in operating difficulties and expenditures which we cannot anticipate and may absorb significant management attention that would otherwise be available for further development of our existing business. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available to us on favorable terms or at all, and might be dilutive. Additionally, we may not be able to successfully identify, negotiate or finance future acquisitions or to integrate acquisitions with our current proposed business.

J. WE RUN A RISK OF PROPOSED SYSTEM CAPACITY CONSTRAINTS AND SYSTEM FAILURE

We will seek to generate a high volume of traffic and transactions on our proposed website. If we generate too much traffic to our proposed website, our website will exceed its capacity, load slowly and be less responsive. This may potentially drive away customers. Our inability to integrate software and hardware or to develop and further upgrade our technology to accommodate increased traffic on our proposed websites or increased transaction volume through our proposed processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality of the user's experience on our proposed websites, and delays in reporting accurate financial information.

K. WE FACE THE LOSS OF KEY PERSONNEL WHICH COULD ADVERSELY AFFECT PROPOSED OPERATIONS

Our performance is greatly dependent on the performance of our management and directors. The loss of the services of our executive officer or directors could harm our business. Our key management people have some expertise in purchasing coin collectibles and preparing auctions that will be attractive to buyers of high-end coin collectibles. The loss of these management people could have a negative impact on our reputation for expertise in the coin collectibles markets. Additionally as the company operations get underway, we must identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel, including programmers. Competition for highly skilled technical, managerial, marketing and customer service personnel is intense. We may not be able to successfully attract, integrate or retain sufficiently qualified personnel, which failure could harm our business.

L. WE ARE DEPENDENT ON THE CONTINUED GROWTH OF INTERNET COMMERCE

Our business could be harmed if any of the following situations occur:

     - the use of the Internet does not continue to grow or grows more slowly than expected;

     - the Internet's infrastructure does not effectively support the growth that may occur; and

     -    the Internet does not become a viable commercial marketplace.

The market for the sale of goods over the Internet is a new and emerging market. Rapid growth in the use of, and interest in, the Internet is a recent phenomenon and may not continue to develop.

M. INSECURE TRANSMISSION OF CONFIDENTIAL INFORMATION AND THIRD PARTY MISCONDUCT COULD HURT CUSTOMER CONFIDENCE IN INTERNET COMMERCE

Many consumers are concerned about transmitting confidential information, such as credit card numbers, over the Internet. Public confidence in secure transmissions is a significant barrier to Internet commerce and communications. We will seek out encryption technology licensed from third parties to transmit confidential information, including customer credit card numbers. In addition, our servers will be vulnerable to computer viruses, physical or electronic break-ins, deliberate attempts by third parties to exceed the capacity of our systems and similar disruptive problems. Computer viruses, break-ins or other problems caused by third parties could lead to any interruptions, delays, loss of data or cessation in service to users of our services and products. The law relating to the liability of Internet service companies for information carried on or disseminated through their services is currently unsettled. It is possible that claims could be made against Internet service companies under both US and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Concerns regarding liability for information disseminated over the Internet and the adoption of any additional laws or regulations may decrease the growth of the Internet, which could decrease the demand for our Internet auctions and other services.

N. ADDITIONAL REGULATIONS COULD BE IMPOSED ON OUR INDUSTRY

AUTHORITIES COULD IMPOSE ADDITIONAL REGULATIONS ON COLLECTIBLES AND AUCTION MARKETS. The collectible coin and other high-end collectibles markets are not currently subject to direct federal, state or local regulation, although auctions in general and the sale of certain artwork and autographed sports memorabilia are regulated in some states. However, from time to time authorities discuss additional regulations, which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet certain registration or reporting requirements, and impose restrictions on the conduct of auction businesses. Adoption of laws or regulations of this nature could increase the complexity and costs of conducting auctions, which might decrease our ability to attract sellers and buyers. In addition, due to the increasing popularity and use of the Internet, laws and regulations may be adopted with respect to the Internet that could significantly limit our Internet auction business or otherwise harm our business.

O. STATES COULD IMPOSE OBLIGATIONS TO COLLECT SALES TAXES.

It is the Company's intention not to collect sales or other similar taxes on goods sold by users through our proposed Internet auction service. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as ours, which engage in or facilitate Internet commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. If adopted, these proposals could substantially impair the growth of Internet commerce, and could adversely affect our ability to profit from Internet commerce. Moreover, a successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the exchange of merchandise on our proposed auctions could harm our business.

P. WE ARE LARGELY CONTROLLED BY MANAGEMENT

Our officer and director currently owns or controls a substantial majority of our outstanding common stock. If he acts in concert, he will continue to be able to exercise voting control over the Company for the foreseeable future and will be able to elect the entire Board of Directors, set dividend policy and otherwise generally determine our management. This management control could prevent, or make more difficult, on-going business.

Q. WE WILL RELY ON THIRD PARTIES FOR VARIOUS INTERNET AND PROCESSING SERVICES

In addition to our merchandise suppliers, our proposed operations will depend on a number of third parties for Internet access, delivery services and credit card processing. We will have limited control over these third parties and no long-term relationships with any of them. For example, we will not own a gateway onto the Internet, but instead, rely on Internet service providers to connect our website tot he Internet. Should the third parties that we will rely on for Internet access, delivery services or credit card processing services be unable to serve our needs for a sustained time period as a result of a strike, natural disaster or other reason, our business could be harmed.

ITEM 7.  FINANCIAL STATEMENTS

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                 Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of
Tugboat International, Inc.
 (A Development Stage Company)

We have audited the accompanying balance sheets of Tugboat International, Inc. (A Development Stage Company) as of December 31, 2001, and 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tugboat International, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


/s/ Armando C. Ibarra
----------------------------
Armando C. Ibarra, CPA-APC

March 21, 2002
Chula Vista, California

                    TUGBOAT INTERNATIONAL, INC.
                   (A Development Stage Company)
                          Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of              As of
                                                                       December 31,       December 31,
                                                                          2001               2000
                                                                        --------           --------
                                  ASSETS

CURRENT ASSETS
  Cash                                                    $  1,467           $  4,283
                                                          --------           --------

TOTAL CURRENT ASSETS                                         1,467              4,283
                                                          --------           --------

OTHER ASSETS
  Organization costs                                           476                476
                                                          --------           --------

TOTAL OTHER ASSETS                                             476                476
                                                          --------           --------

        TOTAL ASSETS                                      $  1,943           $  4,759
                                                          ========           ========

CURRENT LIABILITIES
  Loan payable                                            $      0           $    700
                                                          --------           --------

TOTAL CURRENT LIABILITIES                                        0                700
                                                          --------           --------

        TOTAL LIABILITIES                                        0                700

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value,
    20,000,000 shares authorized; none
     issued and outstanding.)                                    0                  0
  Common stock, ($.0001 par value,
    80,000,000 shares authorized; 5,544,000
    5,419,000 shares issued and outstanding as
    of December 31, 2001 and 2000 respectively.)               554                542
  Additional paid-in capital                                29,896             17,408
  Stock subscription receivable                                  0                (50)
  Deficit accumulated during development stage             (28,507)           (13,841)
                                                          --------           --------

TOTAL STOCKHOLDERS' EQUITY                                   1,943              4,059
                                                          --------           --------
        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $  1,943           $  4,759
                                                          ========           ========

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                               July 20, 1998
                                                                                (inception)
                                              Year Ended       Year Ended         through
                                             December 31,      December 31,     December 31,
                                                 2001             2000             2001
                                             -----------       -----------      -----------
REVENUES
  Revenues                                      $         0         $         0         $         0
                                                -----------         -----------         -----------

TOTAL REVENUES                                            0                   0                   0

GENERAL & ADMINISTRATIVE EXPENSES                    15,366              11,208              29,207
                                                -----------         -----------         -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES              15,366              11,208              29,207

OTHER INCOME & (EXPENSES)
  Other income                                          700                   0                 700
                                                -----------         -----------         -----------

TOTAL OTHER INCOME & (EXPENSES)                         700                   0                 700
                                                -----------         -----------         -----------

NET LOSS                                        $   (14,666)        $   (11,208)        $   (28,507)
                                                ===========         ===========         ===========

BASIC LOSS PER SHARE                            $     (0.00)        $     (0.00)
                                                ===========         ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                      5,497,767           5,201,192
                                                ===========         ===========

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From July 20, 1998 (inception) through December 31, 2001
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                      Common     Additional      Stock          During
                                         Common       Stock       Paid-in     Subscription    Development
                                          Stock       Amount      Capital      Receivable        Stage         Total
                                          -----       ------      -------      ----------        -----         -----
Stock issued for cash on July 20, 1998
@ $0.0001 per share                     5,000,000    $    500     $   500         $  0          $      0     $  1,000
Net loss, July 20, 1998 (inception)
through December 31, 1998                      00          00          00           00                 0            0
                                        ---------    --------     -------         ----          --------     --------
BALANCE,  DECEMBER 31, 1998             5,000,000         500         500            0                 0        1,000
                                        =========    ========     =======         ====          ========     ========
Stock issued for cash on March 20, 1999
@ $0.0001 per share                       169,000          17      16,883           00                00       16,900
Net loss,  December 31, 1999                   00          00          00           00            (2,633)      (2,633)
                                        ---------    --------     -------         ----          --------     --------
BALANCE,  DECEMBER 31, 1999             5,169,000         517      17,383            0            (2,633)      15,267
                                        =========    ========     =======         ====          ========     ========
Stock issued for cash on November 15,
2000 @ $0.0002 per share                  250,000          25          25          (50)               00            0
Net loss, December 31, 2000               (11,208)    (11,208)
                                        ---------    --------     -------         ----          --------     --------
BALANCE,  DECEMBER 31, 2000             5,419,000         542      17,408          (50)          (13,841)       4,059
                                        =========    ========     =======         ====          ========     ========
Stock subscription receivable                  00          00          00           50                00           50
Stock issued for cash on May 14, 2001
@ $0.10 per share                          62,500           6       6,244           00                00        6,250
Stock issued for cash on May 18, 2001
@ $0.10 per share                          62,500           6       6,244           00                00        6,250
Net loss,  December 31, 2001                   00          00          00           00           (14,666)     (14,666)
                                        ---------    --------     -------         ----          --------     --------
BALANCE, DECEMBER 31, 2001              5,544,000    $    554     $29,896         $  0          $(28,507)    $  1,943
                                        =========    ========     =======         ====          ========     ========

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                              July 20, 1998
                                                                                               (inception)
                                                          Year Ended         Year Ended          through
                                                          December 31,       December 31,       December 31,
                                                             2001               2000               2001
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(14,666)          $(11,208)          $(28,507)
  Decrease in accounts receivable                                 0              3,100                  0
  (Increase) in incorporation costs                               0                  0               (476)
  (Decrease) in accounts payable                               (700)               100                  0
                                                           --------           --------           --------

        NET CASH (USED) BY OPERATING ACTIVITIES             (15,366)            (8,008)           (28,983)

CASH FLOWS FROM INVESTING ACTIVITIES

        NET CASH PROVIDED BY INVESTING ACTIVITIES                 0                  0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                   12                 25                554
  Additional paid-in capital                                 12,488                 25             29,896
  Subscription receivable                                        50                (50)                 0
                                                           --------           --------           --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES            12,550                  0             30,450
                                                           --------           --------           --------

NET INCREASE / (DECREASE) IN CASH                            (2,816)            (8,008)             1,467

CASH AT BEGINNING OF YEAR                                     4,283             12,291                  0
                                                           --------           --------           --------

CASH AT END OF YEAR                                        $  1,467           $  4,283           $  1,467
                                                           ========           ========           ========

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Tugboat International, Inc was incorporated in the State of Delaware, United States of America on July 20, 1998, under the Delaware Revised Statutes, Chapter 78, Private Companies.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization, and acquisition of goods on consignment and website construction.

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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2001


NOTE 6. INCOME TAXES

                                             As of                   As of
                                       December 31, 2001       December 31, 2000
                                       -----------------       -----------------
     Deferred tax assets:

     Net operating tax carryforwards        $ 4,284                 $ 2,076
                                            -------                 -------
     Other                                        0                       0

     Valuation allowance                     (4,276)                 (2,076)
                                            -------                 -------

     Net deferred tax assets                $     0                 $     0
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


NOTE 7.  SCHEDULE OF NET OPERATING LOSSES


     1999  Net Operating Loss                                       $  (2,633)
     2000  Net Operating Loss                                         (11,208)
     2001  Net Operating Loss                                         (14,666)
                                                                    ---------
     Net Operating Loss                                             $ (28,507)
                                                                    =========

As of December 31, 2001, the Company has net operating loss carryforwards of approximately $ 28,507. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

A. The Directors and Officers of the Company, all of whose terms will expire one year from their election, or at such a time as their successors shall be elected and qualified are as follows:

Name and address              Age          Position                Date Elected
----------------              ---          --------                ------------
Christos Papadimas            26           Director, President        7/20/98
Prosimni, Argolidos                        Secretary, Treasurer
Greece

J. Michael Page               57           Director                   5/22/00
1445 Marpole Ave #409
Vancouver, BC V6H 1S5

There are no other persons nominated or chosen to become Directors or Executive Officers, nor do we have any employees other than the above. There is no arrangement or understanding between any of our Directors or Officers pursuant to which they were elected to his office. The removal of a Director from the Board can be succeeded only by the following actions: (1) majority vote of the existing Directors; or (2) majority vote of the shareholders of record.

Resumes of the Directors and Officers of the Company are:

Christos Papadimas - Director, President and Secretary. Since 1998, Mr. Papadimas has served as President, Secretary and Director of Tugboat International, Inc. Within the past year, Mr. Papadimas has moved to his native Greece and has spent the last year in the restaurant and hospitality business. The previous three years he spent his time as a broker and wholesaler of automobiles. From 1992-1996, Mr. Papadimas was involved in the restaurant and hospitality business. He majored in Economics at the University of Simon Fraser, Burnaby, British Columbia, Canada.

J. Michael Page - Director. Mr. Page has vast experience in managing and developing business and business activities in a wide array of industries. Mr. Page has experience in Management, Marketing and Product/Business Development in emerging developing companies. Mr. Page, a business management consultant, currently serves as a Director of the Company since May 2000. From 1998 to 2000, he served as a Director of Cortez Development, ltd. From 1996 to 1999, he served as President and Director of Galveston Oil & Gas, Inc. From 1987 to 1996, Mr. Page served as an executive with Equus Technologies, Ltd., computer software company which trades on the CDNX Exchange.

ITEM 10.  EXECUTIVE COMPENSATION

None of the officers of directors receives or has received any remuneration from the Company.

There is no annuity, pension or retirements benefit proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director under any plan, which presently exists. No options have been granted. The Company has not decided when and in what circumstances it will start paying officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of February 28, 2002, of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of February 28, 2002 there were 5,544,000 common shares outstanding.

Name and Address           Amount and Nature of
Of Beneficial Owner        Beneficial Ownership               Percent Ownership
-------------------        --------------------               -----------------
Christos Papadimas          5,000,000 (Direct)                      90.2%
Prosimni, Argolidos
Greece

Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table. Based on 5,544,000 outstanding shares on February 28, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 20, 1998, the Company issued 5,000,000 shares of its common stock to its president, Christos Papadimas, for a total payment of $1,000.

On November 15, 2000, the Company issued 250,000 shares of its common stock to its director, J. Michael Page, for a total payment of $50.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      (3) (i)  Articles of Incorporation*
          (ii) By-Laws*
      (23)     Consent of Armando Ibarra CPA

----------
* Incorporated by reference to filing 10SB12G/A filed 1/9/01

(b) There are no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Tugboat International, Inc.


                                     /s/ Christos Papadimas
                                     ---------------------------------
Date: April 10, 2002                 Christos Papadimas
                                     President