Form 10QSB
period 2002-03-31
TUGBOAT INTERNATIONAL INC
filed 2002-05-24
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C 20549

                                   FORM 10QSB

          Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                          Commission File No. 000-32199


                           Tugboat International, Inc.
                 (Name of Small Business Issuer in its Charter)


               1445 Marpole Ave #409, Vancouver, BC Canada V6H 1S5 (Address of Principal Executive Offices including Zip Code)


                                 (604) 733-5055
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,544,000 shares of Common stock outstanding as of March 31, 2002.

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   March 31,         December 31,
                                                                     2002               2001
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    952           $  1,467
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    952              1,467
                                                                   --------           --------
OTHER ASSETS
  Organization costs                                                    476                476
                                                                   --------           --------
TOTAL OTHER ASSETS                                                      476                476
                                                                   --------           --------

       TOTAL ASSETS                                                $  1,428           $  1,943
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY


       TOTAL LIABILITIES                                                 --                 --

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                       --                 --
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 5,544,000 shares issued and outstanding)                 554                554
  Additional paid-in capital                                         29,896             29,896
  Deficit accumulated during development stage                      (29,022)           (28,507)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            1,428              1,943
                                                                   --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $  1,428           $  1,943
                                                                   ========           ========

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                 July 20, 1998
                                              Three Months      Three Months      (inception)
                                                  Ended             Ended           through
                                                March 31,         March 31,        March 31,
                                                  2002              2001              2002
                                              -----------       -----------       -----------
REVENUES
  Revenues                                    $        --       $        --       $        --
                                              -----------       -----------       -----------
TOTAL REVENUES                                         --                --                --

GENERAL & ADMINISTRATIVE EXPENSES                     515             2,116            29,722
                                              -----------       -----------       -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES               515             2,116            29,722

OTHER INCOME & (EXPENSES)
  Other income                                         --                --               700
                                              -----------       -----------       -----------
TOTAL OTHER INCOME & (EXPENSES)                        --                --               700
                                              -----------       -----------       -----------

NET LOSS                                      $      (515)      $    (2,116)      $   (29,022)
                                              ===========       ===========       ===========

BASIC LOSS PER SHARE                          $     (0.00)      $     (0.00)
                                              ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                             5,544,000         5,419,000
                                              ===========       ===========

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From July 20, 1998 (inception) through March 31, 2002
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                      Common     Additional     Stock         During
                                         Common       Stock       Paid-in    Subscription   Development
                                          Stock       Amount      Capital     Receivable       Stage        Total
                                          -----       ------      -------     ----------       -----        -----
Stock issued for cash on
July 20, 1998 @ $0.0001 per share       5,000,000    $    500     $   500      $     --       $     --     $  1,000

Net loss, July 20, 1998 (inception)
through December 31, 1998                                                                           --           --
                                      -----------    --------     -------      --------       --------     --------
BALANCE, DECEMBER 31, 1998              5,000,000         500         500            --             --        1,000
                                      ===========    ========     =======      ========       ========     ========
Stock issued for cash on
March 20, 1999 @ $0.0001 per share        169,000          17      16,883                                    16,900

Net loss, December 31, 1999                                                                     (2,633)      (2,633)
                                      -----------    --------     -------      --------       --------     --------
BALANCE, DECEMBER 31, 1999              5,169,000         517      17,383            --         (2,633)      15,267
                                      ===========    ========     =======      ========       ========     ========
Stock issued for cash on
November 15, 2000 @ $0.0002 per share     250,000          25          25           (50)                         --

Net loss, December 31, 2000                                                                    (11,208)     (11,208)
                                      -----------    --------     -------      --------       --------     --------
BALANCE, DECEMBER 31, 2000              5,419,000         542      17,408           (50)       (13,841)       4,059
                                      ===========    ========     =======      ========       ========     ========

Stock subscription receivable                                                        50                          50

Stock issued for cash on
May 14, 2001 @ $0.10 per share             62,500           6       6,244                                     6,250

Stock issued for cash on
May 18, 2001 @ $0.10 per share             62,500           6       6,244                                     6,250

Net loss, December 31, 2001                                                                    (14,666)     (14,666)
                                      -----------    --------     -------      --------       --------     --------
BALANCE, DECEMBER 31, 2001              5,544,000         554      29,896            --        (28,507)       1,943
                                      ===========    ========     =======      ========       ========     ========
Net loss, March 31, 2002                                                                          (515)        (515)
                                      -----------    --------     -------      --------       --------     --------
BALANCE, MARCH 31, 2002               $ 5,544,000    $    554     $29,896      $     --       $(29,022)    $  1,428
                                      ===========    ========     =======      ========       ========     ========

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

--------------------------------------------------------------------------------

                                                                                      July 20, 1998
                                                       Three Months    Three Months    (inception)
                                                          Ended           Ended         through
                                                        March 31,        March 31,      March 31,
                                                          2002             2001           2002
                                                        --------         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $   (515)        $ (2,116)      $(29,022)
  (Increase) in incorporation costs                           --               --           (476)
                                                        --------         --------       --------

       NET CASH (USED) BY OPERATING ACTIVITIES              (515)          (2,116)       (29,498)


CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY INVESTING ACTIVITIES              --               --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                --               25            554
  Additional paid-in capital                                  --               25         29,896
  Subscription receivable                                     --              (50)            --
                                                        --------         --------       --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES              --               --         30,450
                                                        --------         --------       --------

NET INCREASE / (DECREASE) IN CASH                           (515)          (2,116)           952

CASH AT BEGINNING OF PERIOD                                1,467            4,283             --
                                                        --------         --------       --------

CASH AT END OF PERIOD                                   $    952         $  2,167       $    952
                                                        ========         ========       ========

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


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

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


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

                           TUGBOAT INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002


NOTE 6. INCOME TAXES



                                        MARCH 31, 2002       DECEMBER 31, 2001
                                        --------------       -----------------
     Deferred tax assets:

     Net operating loss carryforwards      $ 4,353                $ 4,276
     Other                                       0                      0
                                           -------                -------

     Gross deferred tax assets               4,353                  4,276

     Valuation allowance                    (4,353)                (4,276)
                                           -------                -------

     Net deferred tax assets               $     0                $     0
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Loss                                      $ (2,633)
     2000 Net Operating Loss                                       (11,208)
     2001 Net Operating Loss                                       (14,666)
     2002 Net Operating Loss  (1st. Qtr.)                             (515)
                                                                  ---------
     Net Operating Loss                                           $(29,022)
                                                                  =========

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $ 29,022. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002

     Revenues were -0- for the quarter ending March 31, 2002 and -0- for the same quarter ending 2001.

     Operating Expenses were $515 for the quarter ended March 31, 2002 and $2,116 for the same quarter in 2001. Operating loss were ($515) for the quarter ended March 31, 2002 and ($2,116) for the same quarter in 2001.

     Management is currently in the design phase toward developing a web site to offer its services of buying, selling and trading collectible and valuable coins via an Internet web site. To date, no web site offering the Company's services of buying, selling and trading collectible and valuable coins have been completed on the Internet. We have purchased the rights to the website name www.tugboatcoins.com. We are searching for the best software that will fit the needs of the business plan. Also, Management is currently seeking relationships with partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network with and among them. It is the Company's plans to use and develop resources within the partner coin companies to buy, sell, trade and auction collectible valuable coins and currency. To date, no contractual arrangements with any partner coin company have been made. The Company plans to fund the growth and expansion of its business by earning profits through buying, selling and trading collectible and valuable coins via its Internet web-site and by the sale of its securities through private placements. To date, no sales have been made in buying, selling and trading collectible and valuable coins via its Internet web site nor have any sales of the Company's securities through private placements been made. The Company has contacted several private coin collectors who would like to sell their collection via the internet. Initially, these collections will be used on a consignment basis to post on the internet web site.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

     As of March 31, 2002, the Company had working capital of $952 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

5. COMPETITION

     The market for buying, selling, and auctioning collectible coins and currency over the Internet is new, rapidly evolving and intensely competitive. The Company competes with other providers of Internet auctions of collectibles including Collectit.net, Collectors Supermall, and Numismatists Online. Barriers to entry are relatively low and current and new competitors can launch new sites at a relatively low cost using commercially available software, media content, and these companies may have greater financial, marketing, distribution and technical resources, which therefore may have an adverse effect on the profitability of the Company. Our success will be dependent on its ability to compete with these and any other competitors on the quality of the solutions and their cost effectiveness. There is no assurance that the Company will be successful in that competition.

6. DIFFICULTY IN MAINTAINING RELATIONSHIPS WITH PARTNER COIN COMPANIES

     If the Company is unable to attract, develop and maintain relationships with its proposed partner coin companies; it would have a material adverse impact on the success of the Company. Reference is made throughout this statement to "partner coin companies," in which the Company anticipates developing a strategic interest with leading coin experts in high-end coin collectible markets to provide the Company with collectibles, price guides and authoritative information in their areas of expertise for our web site. The Company currently has no relationship, by agreement or otherwise, with any partner company (s).

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

9. CAPITAL RESOURCE REQUIREMENTS

     The Company presently plans to complete its development and design of its digital Internet web site. Expenses needed to build an infrastructure to implement its business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing, which might be available to the Company on favorable terms or at all and might dilute current shareholders.

10. GROWTH MAY STRAIN THE MANAGEMENT, OPERATION AND FINANCIAL RESOURCES

     There can be no assurances that the Company's proposed business model will be adequate to support any future operations. In addition, there is a risk that the Company may not be able to expand their operations at the same rate as market demand may be created.

11. SHARES SUBJECT TO RULE 144

     On March 31, 2002, the Company had 5,544,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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


                                        TUGBOAT INTERNATIONAL, INC.


Date: 05/24/02                          By: /s/ Christos Papadimas
                                            ------------------------------------
                                            Christos Papadimas
                                            President