Form 10QSB
period 2002-06-30
TUGBOAT INTERNATIONAL INC
filed 2002-12-26
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2002

                         Commission File Number 0-32199


                           TUGBOAT INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                         95-4735256
(State of Incorporation)                    (I.R.S. Employer Identification No.)


          1445 Marpole Avenue, Suite 409, Vancouver, BC Canada V6H 1S5
               (Address of Principal Executive Offices) (Zip Code)


                                 (604) 733-5055
              (Registrant's telephone number, including area code)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,544,000 shares of Common Stock outstanding as of June 30, 2002.

                         PART 1. FINANCIAL INFORMATION

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                 As of         Year Ended
                                                                June 30,       December 31,
                                                                  2002            2001
                                                                --------        --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                          $    431        $  1,467
                                                                --------        --------

      TOTAL CURRENT ASSETS                                           431           1,467
                                                                --------        --------

OTHER ASSETS
  Organization costs                                                 476             476
                                                                --------        --------

      TOTAL OTHER ASSETS                                             476             476
                                                                --------        --------

      TOTAL ASSETS                                              $    907        $  1,943
                                                                ========        ========

                       LIABILITIES & STOCKHOLDERS' EQUITY


        TOTAL LIABILITIES                                             --              --

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                    --              --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,544,000 shares issued and
   outstanding)                                                      554             554
  Additional paid-in capital                                      29,896          29,896
  Deficit accumulated during development stage                   (29,543)        (28,507)
                                                                --------        --------

      TOTAL STOCKHOLDERS' EQUITY                                     907           1,943
                                                                --------        --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $    907        $  1,943
                                                                ========        ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                           July 20, 1998
                                             Six Months      Six Months     Three Months    Three Months    (inception)
                                               Ended           Ended            Ended          Ended          through
                                              June 30,        June 30,        June 30,        June 30,        June 30,
                                                2002            2001            2002            2001            2002
                                             ----------      ----------      ----------      ----------      ---------
REVENUES
  Revenues                                   $       --      $       --      $       --      $       --      $      --
                                             ----------      ----------      ----------      ----------      ---------

TOTAL REVENUES                                       --              --              --              --             --

GENERAL & ADMINISTRATIVE EXPENSES                 1,036          10,312             521           8,196         30,243
                                             ----------      ----------      ----------      ----------      ---------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES           1,036          10,312             521           8,196         30,243

OTHER INCOME & (EXPENSES)
  Other income                                       --              --              --              --            700
                                             ----------      ----------      ----------      ----------      ---------

TOTAL OTHER INCOME & (EXPENSES)                      --              --              --              --            700
                                             ----------      ----------      ----------      ----------      ---------

NET LOSS                                     $   (1,036)     $  (10,312)     $     (521)     $   (8,196)     $ (29,543)
                                             ==========      ==========      ==========      ==========      =========

BASIC LOSS PER SHARE                         $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                             ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    5,544,000       5,450,768       5,544,000       5,482,187
                                             ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From July 20, 1998 (inception) through June 30, 2002
--------------------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                          Common       Additional     Stock         During
                                            Common         Stock        Paid-in    Subscription   Development
                                             Stock         Amount       Capital     Receivable       Stage        Total
                                             -----         ------       -------     ----------       -----        -----
Stock issued for cash on July 20,
1998 @ $0.0001 per share                   5,000,000           500          500           --            --        1,000

Net loss, July 20, 1998 (inception)
through December 31, 1998                                                                               --           --
                                           ---------      --------      -------       ------      --------      -------
BALANCE,  DECEMBER 31, 1998                5,000,000           500          500           --            --        1,000
                                           =========      ========      =======       ======      ========      =======
Stock issued for cash on March 20,
1999 @  $0.0001 per share                    169,000            17       16,883                                  16,900

Net loss,  December 31, 1999                                                                        (2,633)      (2,633)
                                           ---------      --------      -------       ------      --------      -------
BALANCE,  DECEMBER 31, 1999                5,169,000           517       17,383           --        (2,633)      15,267
                                           =========      ========      =======       ======      ========      =======
Stock issued for cash on November 15,
2000 @ $0.0002 per share                     250,000            25           25          (50)                        --

Net loss, December 31, 2000                                                                        (11,208)     (11,208)
                                           ---------      --------      -------       ------      --------      -------
BALANCE,  DECEMBER 31, 2000                5,419,000           542       17,408          (50)      (13,841)       4,059
                                           =========      ========      =======       ======      ========      =======
Stock subscription receivable                                                             50                         50

Stock issued for cash on May 14,
2001 @ $0.10 per share                        62,500             6        6,244                                   6,250

Stock issued for cash on May 18,
2001 @ $0.10 per share                        62,500             6        6,244                                   6,250

Net loss,  December 31, 2001                                                                       (14,666)     (14,666)
                                           ---------      --------      -------       ------      --------      -------
BALANCE, DECEMBER 31, 2001                 5,544,000           554       29,896           --       (28,507)       1,943
                                           =========      ========      =======       ======      ========      =======
Net loss, June 30, 2002                                                                             (1,036)      (1,036)
                                           ---------      --------      -------       ------      --------      -------
BALANCE, JUNE 30, 2002                     5,544,000      $    554      $29,896       $   --      $(29,543)     $   907
                                           =========      ========      =======       ======      ========      =======

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                              July 20, 1998
                                                    Six Months     Six Months    Three Months   Three Months   (inception)
                                                      Ended          Ended          Ended          Ended         through
                                                     June 30,       June 30,       June 30,       June 30,       June 30,
                                                       2002           2001           2002           2001           2002
                                                     --------       --------       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $ (1,036)      $(10,312)      $   (521)      $ (8,196)      $(29,543)
  (Increase) in incorporation costs                        --             --             --             --           (476)
                                                     --------       --------       --------       --------       --------

      NET CASH (USED) BY OPERATING ACTIVITIES          (1,036)       (10,312)          (521)        (8,196)       (30,019)

CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY INVESTING ACTIVITIES            --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                             --             12             --             12            554
  Additional paid-in capital                               --         12,488             --         12,488         29,896
  Subscription receivable                                  --             50             --             50             --
                                                     --------       --------       --------       --------       --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES            --         12,550             --         12,550         30,450
                                                     --------       --------       --------       --------       --------

NET INCREASE / (DECREASE) IN CASH                      (1,036)         2,238           (521)         4,354            431

CASH AT BEGINNING OF PERIOD                             1,467          4,283            952          2,167             --
                                                     --------       --------       --------       --------       --------

CASH AT END OF PERIOD                                $    431       $  6,521       $    431       $  6,521       $    431
                                                     ========       ========       ========       ========       ========

See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002


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

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective July 20, 1998 (inception).

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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002

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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2002


NOTE 6.  INCOME TAXES

                                                  June 30,       December 31,
                                                    2002             2001
                                                  -------          -------
     Deferred tax assets:

     Net operating tax carryforward               $ 4,431          $ 4,276
     Other                                              0                0
                                                  -------          -------
     Gross deferred tax assets                      4,431            4,276

     Valuation allowance                           (4,431)          (4,276)
                                                  -------          -------

     Net deferred tax assets                      $     0          $     0
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

          1999 Net Operating Loss                 $ (2,633)
          2000 Net Operating Loss                  (11,208)
          2001 Net Operating Loss                  (14,666)
          2002 Net Operating Loss (6 months)        (1,036)
                                                  --------
          Net Operating Loss                      $(29,543)
                                                  ========

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $ 29,543. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITION AND RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2002

Revenues were -0- for the quarter ending June 30, 2002 and -0- for the same quarter ending 2001. Operating Expenses were $1,036 for the six months ended June 30, 2002 and $10,312 for the same period in 2001. Management is currently in the design phase toward developing a web site to offer its services of buying, selling and trading collectible and valuable coins via an Internet web site. To date, no web site offering the Company's services of buying, selling and trading collectible and valuable coins have been completed on the Internet. We have purchased the rights to the website name www.tugboatcoins.com. We are searching for the best software that will fit the needs of the business plan. Also, Management is currently seeking relationships with partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network with and among them. It is the Company's plans to use and develop resources within the partner coin companies to buy, sell, trade and auction collectible valuable coins and currency. To date, no contractual arrangements with any partner coin company have been made. The Company plans to fund the growth and expansion of its business by earning profits through buying, selling and trading collectible and valuable coins via its Internet web-site and by the sale of its securities through private placements. To date, no sales have been made in buying, selling and trading collectible and valuable coins via its Internet web site nor have any sales of the Company's securities through private placements been made. The Company has contacted several private coin collectors who would like to sell their collection via the internet. Initially, these collections will be used on a consignment basis to post on the internet web site.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of June 30, 2002, the Company had working capital of $431 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. THE COMPANY HAS NO SIGNIFICANT HISTORY OF OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE FUTURE

The Company expects to incur operating losses for the foreseeable future and if the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as the Company builds an infrastructure to implement its business model. The Company plans to hire additional employees and lease space for its corporate offices as the need arises. In addition, the Company plans to significantly increase its operating expenses to: developing a digital media web-site; seeking contractual relationships with partner coin companies which buy, sell, trade and auction collectible and valuable coins and currency; purchasing software for on-line auctions. Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, the Company's operating losses will be even greater than anticipated.

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

11. SHARES SUBJECT TO RULE 144

On June 30, 2002, the Company had 5,544,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

14. WE FACE THE LOSS OF KEY PERSONNEL WHICH COULD ADVERSELY AFFECT PROPOSED OPERATIONS

The Company's performance is greatly dependent on the performance of its management. The loss of the services of our executive officer or directors could harm the Company's business. The Company's officer has some expertise in buying, selling and trading collectible and valuable coins, and the loss of the Company's officer or directors could have a negative impact on the Company's reputation for expertise in the industry.

15. THE COMPANY IS DEPENDENT ON THE CONTINUED GROWTH OF INTERNET COMMERCE

The market for the buying, selling, trading and auctioning collectible coins and currencies over the Internet is a new and emerging market. Rapid growth in the use of, and interest in, the Internet is a recent phenomenon and may not continue to develop.

16. THE COMPANY IS LARGELY CONTROLLED BY MANAGEMENT

The Company's officer and directors currently owns or controls a substantial majority of its outstanding common stock and thereby continues to be able to exercise voting control over the company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    99.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 Certificate of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None filed this reporting quarter

                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TUGBOAT INTERNATIONAL, INC.

Date: 12/23/02


By:/s/ Christos Papadimas
   ------------------------------------
   Christos Papadimas, President

                      QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christos Papadimas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tugboat International Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 23rd day of December, 2002.

/s/ Christos Papadimas
---------------------------
Chief Executive Officer

                      QUARTERLY CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christos Papadimas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tugboat International Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 23rd day of December 2002.

/s/Christos Papadimas
---------------------------
Chief Financial Officer