Form 10QSB
period 2002-09-30
TUGBOAT INTERNATIONAL INC
filed 2002-12-26
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 2002

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,544,000 shares of Common Stock outstanding as of September 30, 2002.

                         PART 1. FINANCIAL INFORMATION

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                 September 30,       December 31,
                                                                     2002               2001
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    245           $  1,467
                                                                   --------           --------

      TOTAL CURRENT ASSETS                                              245              1,467
                                                                   --------           --------
OTHER ASSETS
  Organization costs                                                    476                476
                                                                   --------           --------

      TOTAL OTHER ASSETS                                                476                476
                                                                   --------           --------

      TOTAL ASSETS                                                 $    721           $  1,943
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY


      TOTAL LIABILITIES                                                  --                 --

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding)                       --                 --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,544,000 shares issued and
   outstanding)                                                         554                554
  Additional paid-in capital                                         29,896             29,896
  Deficit accumulated during development stage                      (29,729)           (28,507)
                                                                   --------           --------

      TOTAL STOCKHOLDERS' EQUITY                                        721              1,943
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    721           $  1,943
                                                                   ========           ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                  July 20, 1998
                                                Nine Months       Nine Months      (inception)
                                                   Ended             Ended           through
                                                September 30,     September 30,    September 30,
                                                    2002              2001             2002
                                                 ----------        ----------        ---------
REVENUES
  Revenues                                       $       --        $       --        $      --
                                                 ----------        ----------        ---------

TOTAL REVENUES                                           --                --               --

GENERAL & ADMINISTRATIVE EXPENSES                     1,222            13,212           30,429
                                                 ----------        ----------        ---------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES               1,222            13,212           30,429

OTHER INCOME & (EXPENSES)
  Other income                                           --                --              700
                                                 ----------        ----------        ---------

TOTAL OTHER INCOME & (EXPENSES)                          --                --              700
                                                 ----------        ----------        ---------

NET LOSS                                         $   (1,222)       $  (13,212)       $ (29,729)
                                                 ==========        ==========        =========

BASIC LOSS PER SHARE                             $    (0.00)       $    (0.00)
                                                 ==========        ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        5,544,000         5,482,187
                                                 ==========        ==========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From July 20, 1998 (inception) through September 30, 2002
--------------------------------------------------------------------------------

                                                                                                  Deficit
                                                                                                 Accumulated
                                                           Common     Additional    Stock          During
                                             Common        Stock       Paid-in    Subscription   Development
                                              Stock        Amount      Capital    Receivable        Stage        Total

Stock issued for cash on July 20,
1998 @ $0.0001 per share                    5,000,000         500           500         --              --        1,000

Net loss, July 20, 1998 (inception)
through December 31, 1998                                                                               --           --
                                            ---------       -----       -------      -----        --------     --------
BALANCE,  DECEMBER 31, 1998                 5,000,000         500           500         --              --        1,000
                                            =========       =====       =======      =====        ========     ========
Stock issued for cash on March 20,
1999 @  $0.0001 per share                     169,000          17        16,883                                  16,900

Net loss,  December 31, 1999                                                                        (2,633)      (2,633)
                                            ---------       -----       -------      -----        --------     --------
BALANCE,  DECEMBER 31, 1999                 5,169,000         517        17,383         --          (2,633)      15,267
                                            =========       =====       =======      =====        ========     ========
Stock issued for cash on November 15,
2000 @ $0.0002 per share                      250,000          25            25        (50)                          --

Net loss, December 31, 2000                                                                        (11,208)     (11,208)
                                            ---------       -----       -------      -----        --------     --------
BALANCE,  DECEMBER 31, 2000                 5,419,000         542        17,408        (50)        (13,841)       4,059
                                            =========       =====       =======      =====        ========     ========
Stock subscription receivable                                                           50                           50

Stock issued for cash on May 14,
2001 @ $0.10 per share                         62,500           6         6,244                                   6,250

Stock issued for cash on May 18,
2001 @ $0.10 per share                         62,500           6         6,244                                   6,250

Net loss,  December 31, 2001                                                                       (14,666)     (14,666)
                                            ---------       -----       -------      -----        --------     --------
BALANCE, DECEMBER 31, 2001                  5,544,000         554        29,896         --         (28,507)       1,943
                                            =========       =====       =======      =====        ========     ========
Net loss, September 30, 2002                                                                        (1,222)      (1,222)
                                            ---------       -----       -------      -----        --------     --------
BALANCE, SEPTEMBER 30, 2002                 5,544,000       $ 554       $29,896      $  --        $(29,729)    $    721
                                            =========       =====       =======      =====        ========     ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                            July 20, 1998
                                                        Nine Months        Nine Months       (inception)
                                                          Ended              Ended             through
                                                       September 30,      September 30,     September 30,
                                                           2002               2001               2002
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (1,222)          $(13,212)          $(29,729)
  (Increase) in incorporation costs                            --                 --               (476)
                                                         --------           --------           --------

      NET CASH (USED) BY OPERATING ACTIVITIES              (1,222)           (13,212)           (30,205)


CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY INVESTING ACTIVITIES                --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                 --                 25                554
  Additional paid-in capital                                   --                 25             29,896
  Subscription receivable                                      --                (50)                --
                                                         --------           --------           --------

      NET CASH PROVIDED BY FINANCING ACTIVITIES                --                 --             30,450
                                                         --------           --------           --------

NET INCREASE / (DECREASE) IN CASH                          (1,222)           (13,212)               245

CASH AT BEGINNING OF PERIOD                                 1,467              4,283                 --
                                                         --------           --------           --------

CASH AT END OF PERIOD                                    $    245           $ (8,929)          $    245
                                                         ========           ========           ========

                       See Notes to Financial Statements

                          TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

                          TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


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

                          TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2002


NOTE 6. INCOME TAXES



                                             September 30,      December 31,
                                                 2002               2001
                                               --------           --------
     Deferred tax assets:

     Net operating loss carryforwards          $ 29,729           $ 28,507
     Other                                            0                  0
                                               --------           --------


     Gross deferred tax assets                    4,459              4,276

     Valuation allowance                         (4,459)            (4,276)
                                               --------           --------

     Net deferred tax assets                   $      0           $      0
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

          1999 Net Operating Loss              $ (2,633)
          2000 Net Operating Loss               (11,208)
          2001 Net Operating Loss               (14,666)
          2002 Net Operating Loss (9 months)     (1,222)
                                               --------
          Net Operating Loss                   $(29,729)
                                               ========

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $ 29,729. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10KSB.

CONDITION AND RESULTS OF OPERATIONS NINE MONTHS ENDED SEPT. 30, 2002

Revenues were -0- for the quarter ending September 30, 2002 and -0- for the same quarter ending 2001. Operating Expenses were $1,222 for the nine months ended September 30, 2002 and $13,212 for the same period in 2001. Management is currently in the design phase toward developing a web site to offer its services of buying, selling and trading collectible and valuable coins via an Internet web site. To date, no web site offering the Company's services of buying, selling and trading collectible and valuable coins have been completed on the Internet. We have purchased the rights to the web site name www.tugboatcoins.com. We are searching for the best software that will fit the needs of the business plan. Also, Management is currently seeking relationships with partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network with and among them. It is the Company's plans to use and develop resources within the partner coin companies to buy, sell, trade and auction collectible valuable coins and currency. To date, no contractual arrangements with any partner coin company have been made. The Company plans to fund the growth and expansion of its business by earning profits through buying, selling and trading collectible and valuable coins via its Internet web-site and by the sale of its securities through private placements. To date, no sales have been made in buying, selling and trading collectible and valuable coins via its Internet web site nor have any sales of the Company's securities through private placements been made. The Company has contacted several private coin collectors who would like to sell their collection via the internet. Initially, these collections will be used on a consignment basis to post on the internet web site.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of September 30, 2002, the Company had working capital of $245 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

11. SHARES SUBJECT TO RULE 144

On September 30, 2002, the Company had 5,544,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TUGBOAT INTERNATIONAL, INC.

Date: 12/23/02


By: /s/ Christos Papadimas
   ------------------------------------
   Christos Papadimas, President

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

/s/ Christos Papadimas
----------------------------
Chief Executive Officer

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