Form 10KSB
period 2002-12-31
TUGBOAT INTERNATIONAL INC
filed 2003-03-07
CIK 1080313

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2002

                        Commission File Number 000-32199


                           TUGBOAT INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


                DELAWARE                                         95-4735256
     (State or Other Jurisdiction of                          (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)


     1445 MARPOLE AVENUE, SUITE 409
          VANCOUVER, BC CANADA                                     V6H 1S5
(Address of principal Executive Offices)                         (Zip Code)


                                 (604) 733-5055
                          (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had no revenues for the year ended December 31, 2002.

As of December 31, 2002, the registrant had 5,544,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                               TABLE OF CONTENTS

PART I.......................................................................  1
ITEM 1.  BUSINESS............................................................  1
ITEM 2.  PROPERTIES..........................................................  6
ITEM 3.  LEGAL PROCEEDINGS...................................................  6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS...............  6

PART II......................................................................  6
ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................................  6
ITEM 6.  SELECTED FINANCIAL DATA.............................................  7
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................  8
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................  9
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE................................................ 16

PART III..................................................................... 17
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 17
ITEM 11. EXECUTIVE COMPENSATION.............................................. 19
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...... 19
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 19

PART IV...................................................................... 19
ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.................................... 19
SIGNATURES................................................................... 20

                                     PART I

ITEM 1 - BUSINESS GENERAL

Tugboat International, Inc. was incorporated in the State of Delaware on July 20, 1998. Tugboat International's business plan is to become actively engaged in the business of buying, selling, trading and auctioning collectible and valuable coins via an Internet web site. Tugboat International has never had any bankruptcy, receivership, or similar proceedings. Tugboat International has never had any material reclassification, merger, consolidation or purchase of sale of a significant amount of assets in the ordinary course of business.

The Business Plan for the Company over the next twelve months is to design and implement a web site to buy, sell, trade and auction collectible and valuable coins, initially conducting monthly auctions then later expanding to premium auctions. The Company is actively seeking to establish relationships with selected coin dealers and experts in the coin collectible markets who possess the expertise, integrity and capacity to provide the Company with high-end coin collectibles for auction on a regular basis. The Company will enter into contractual arrangements with these suppliers that require them to supply the Company a minimum dollar value of collectible coins during each contract period. The Company is also seeking coin collectibles that it can acquire for resale in the monthly auctions. By acquiring inventories of collectible coins this will provide greater control over the quality and value of the coin collectibles the Company can make available for sale on the web-site. The Company anticipates that 90% of its initial business will be contracted through coin dealers and 10% will be in maintaining inventories for resale. During the initial 12-month period of business, the Company intends to publicize and attract people to its proposed web site through Internet advertising and print advertisements placed in weekly and monthly trade publications targeted at coin collectors.

In addition, the Company plans to integrate partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network by developing long term relationships with and among them. The Company will utilize and develop collective resources within the partner coin companies to actively buy, sell, trade and auction collectible and valuable coins and currency. The Company will generate income from the sale of its inventory of collectible coins by setting up an Internet web site and receive revenues from its trades, classifieds and planned auctions in the form of agent commissions from buyers and sellers. The Company intends to conduct auctions in a variety of formats that allow coin collectors to choose the format with which they are most comfortable. Most of the collectible coins to be sold at the Company's auctions will be obtained on consignment from third parties or supplied to the Company by selected dealers who possess the expertise, integrity and the capacity to provide the Company with high-end coin collectibles for auction on a regular basis. Other coins to be sold at our auctions will be derived from collectibles that have been acquired by us for resale. Acquiring inventories of collectible coins will provide us with greater control over the quality and value of the collectibles we can make available for sale at our auctions and enables us to take advantage of opportunities to purchase highly sought after collectible coins at favorable pricing. To avoid conflicts of interest, the Company only will acquire collectible coins that have been previously graded or authenticated, and such collectibles are sold without being re-graded by the

Company. Maintaining inventories of coin collectibles, however, presents valuation risks because of potential fluctuations in their market prices. The Company will strive to mitigate the market risk of its inventory through frequent turnover. The Company anticipates the average inventory turnover, excluding rare coins, is fewer than 120 days. The Company intends to utilize the services of Professional Coin Grading Service or PCGS to provide an authentication and grading service which will give collectors and dealers the confidence to buy and sell high-end coins without physical inspection (commonly referred to as sight-unseen) through Internet auctions. In order to proceed further with our business plan, the Company will need to raise capital.

GOVERNMENTAL REGULATIONS

The Company is unaware of the need for governmental approval for its proposed business plan. The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The Company is currently not aware of any federal, state or local laws and regulations regulating the Internet at this time which would materially affect its proposed business activities. The Company is unaware of any environmental laws (federal, state, or local) that will have an effect on its proposed business.

RESEARCH AND DEVELOPMENT

The Company has spent no money over the past two years on research and development. Currently, the Company has no employees excluding the current officer and director.

EMPLOYEES

Currently, the company's only employees are it's directors, Christos Papadimas and J Michael Page. They anticipate devoting, at most, 20 hours per month to the affairs of the company. This is only an estimation and may be increased or decreased depending on unforeseen factors. Though no commercial conflicts are anticipated between the current employers of the officer, directors, and the Company no assurance can be given that this will continue.

RISK FACTORS

The Company is in the development stage and the market it intends to compete within is well established. There are several competitors within the marketplace that have significantly greater financial and management resources than the Company. The following section describes some of the risk factors specific to the Company. Individuals should carefully consider the following risk factors, in addition to the other information presented in this registration statement, when evaluating the Company's business plan. Any of the following risks could seriously harm the business and/or prevent the furtherance of the business.

A. NO OPERATING HISTORY TO EVALUATE

The Company was incorporated under the laws of the State of Delaware on July 20, 1998. The Company's activities to date have been to prepare the Company's business strategy, and to date has not generated revenue. The Company has a limited operating history and must be considered in the early development stages of embarking upon a new venture. We are among many companies that have entered into the collectible and valuable coin business. Our business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

B. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

As of December 31, 2002, the Company had working capital of $59 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has prepared audited financial statements as of December 31, 2002, reporting that the Company is in the development stage and its ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management.

C. NO HISTORY OF OPERATIONS AND EXPECT OPERATING LOSSES IN THE FORESEEABLE
   FUTURE.

The Company expects to incur operating losses for the foreseeable future and if we ever have operating profits, we may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees and lease more space as need arises. In addition, we plan to significantly increase our operating expenses and expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, our operating losses will be even greater than we anticipate.

D. PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTORS OF THE COMPANY.

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and directors. The Company intends to hire additional sales and other personnel as they move forward with their business model, though competition for such personnel is intense. There can be no assurance that the Company can retain key employees, or to attract or retain highly qualified managerial personnel in the future. The loss of the services of the Company's key employees or the inability to attract and retain the necessary sales and other personnel, would likely limit the chances for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership the sole officer has over the company, which will not be significantly affected and may have a material adverse effect on future business progress.

E. COMPETITION

The Company will operate in a highly competitive environment. The Company competes with larger and established coin companies. Our competitors have greater financial, marketing, and distribution resources. Our success will be dependent on our ability to compete with these and any other competitors on the quality of our products and services. There is no assurance that we will be successful in that competition.

F. LACK OF CASH DIVIDENDS

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

G. CAPITAL RESOURCE REQUIREMENTS.

The Company plans to develop its web site for Internet sales. Expenses needed to build an infrastructure to implement our business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing which might be available to the Company on favorable terms or at all and might dilute current shareholders.

H. GROWTH AND ACQUISITION MAY STRAIN THE MANAGEMENT, OPERATION AND FINANCIAL RESOURCES

There can be no assurances that the proposed business model will be adequate to support any future operations. In addition, there is a risk that the company may not be able to expand their operations at the same rate as market demand may be created. If appropriate opportunities present themselves, the Company intends to seek out business opportunities to expand their coin business. The process of integrating and acquiring any business may result in operating difficulties and expenditures, which cannot be anticipated and may absorb significant management attention that would otherwise be available for further development of their existing business. Moreover, the anticipated benefits of any acquisition may be realized. Any future acquisition of other businesses, technologies, services or products might require the Company to obtain additional equity or debt financing which might not be available to the Company on favorable terms or at all and might dilute current shareholders. Additionally, the Company may not be able to successfully identify, negotiate or finance future acquisitions or to integrate acquisitions with the current proposed business.

I. OTHER NON PUBLIC SALES OF SECURITIES

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

J. NO ASSURANCE OF LIQUIDITY

There is currently no public market for the Common Shares or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

K. LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT PROPOSED OPERATIONS.

Our performance is greatly dependent on the performance of our sole officer. The loss of the services of our executive officer could harm our business. The loss of our executive officer could have a negative impact on our reputation for expertise in the Internet coin collectible industry. Additionally as the company operations get underway, we must identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. Competition for highly skilled managerial, marketing and customer service personnel is intense. We may not be able to successfully attract, integrate or retain sufficiently qualified personnel, which failure could harm our business.

L. LARGELY CONTROLLED BY MANAGEMENT

Our sole officer currently owns or controls a substantial majority of our outstanding common stock and thereby continues to be able to exercise voting control over the Company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

ITEM 2 - PROPERTIES

The Company's principal executive office address is 1445 Marpole Avenue, Suite 409, Vancouver, BC Canada V6H 1S5. The principal executive office and telephone number are provided by J. Michael Page, a director of the corporation. Management considers the Company's current principal office space arrangement adequate until such time as the Company achieves its business plan goal of raising capital and then begins hiring new employees per its business plan.

ITEM 3 - LEGAL PROCEEDINGS

The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgment against any officer or director of the Company in his capacity as such.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2002.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET PRICE

There is no trading market for the Company's Common Stock at the present time and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. If and when the Company's securities are traded, the securities may likely be deemed a "penny stock". The Securities and Exchange Commission had adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience and objectives of the person and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The Company plans to have its securities traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not cited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges. The Company may apply for listing on the NASD OTC Bulletin Board or may offer its securities in what are commonly referred to as the "pink sheets" of the National Quotation Bureau. No assurance can be given by the Company that any of the above events will occur.

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

ITEM 6 - SELECTED FINANCIAL DATA

As of December 31, 2002, the Company had working capital of $59 and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance that company will not make other offers of its securities at different prices, when, in the company's discretion, such prices are deemed by the Company to be reasonable under the circumstances. The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. The following should be read in conjunction with our audited Consolidated Financial Statements included within.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company has not generated revenues from its operating activities. The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing visual media content within the next several months. There can be no assurance that the terms negotiated by the Company will be acceptable to potential partner companies and if favorable agreements cannot be made, it would have a material adverse impact on the Company.

PLAN OF OPERATIONS

During the previous fiscal year, the Company has been in the design phase for it's web site for the buying, selling, trading and auctioning collectible and valuable coins on the Internet. The Company plans to integrate partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network by developing long term relationships with and among them. Thus far, no contractual arrangements have been made.

COMPARISON OF FISCAL YEAR 2001 WITH FISCAL YEAR 2000

Revenues for fiscal year 2002 were $0 compared with $0 in 2001. General and Administrative Expenses were $3,893 in 2002 and $15,366 in 2001. The Company does not consider this a material change. Net loss in 2002 $3,893 as against $14,666 in 2001. The Company does not consider this a material change. The Company had Total Assets of $535 at December 31, 2002 as compared to $1,943 at December 31, 2001. This decrease was due to loss on operations. The Company faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company has prepared audited financial statements as of December 31, 2002. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the Company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, or if available, will be available on terms and conditions satisfactory to management. As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                 Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Tugboat International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Tugboat International, Inc. as of December 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tugboat International, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Armando C. Ibarra
----------------------------
Armando C. Ibarra, CPA-APC

February 20, 2003
Chula Vista, California

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                Year Ended       Year Ended
                                                                December 31,     December 31,
                                                                   2002             2001
                                                                 --------         --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                           $     59         $  1,467
                                                                 --------         --------

TOTAL CURRENT ASSETS                                                   59            1,467

OTHER ASSETS
  Organization costs                                                  476              476
                                                                 --------         --------

TOTAL OTHER ASSETS                                                    476              476
                                                                 --------         --------

      TOTAL ASSETS                                               $    535         $  1,943
                                                                 ========         ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $  2,485         $     --
                                                                 --------         --------

TOTAL CURRENT LIABILITIES                                           2,485               --
                                                                 --------         --------

      TOTAL LIABILITIES                                             2,485               --

STOCKHOLDERS' EQUITY
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding.)                    --               --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,544,000 shares issued and
   outstanding.)                                                      554              554
  Additional paid-in capital                                       29,896           29,896
  Deficit accumulated during development stage                    (32,400)         (28,507)
                                                                 --------         --------

TOTAL STOCKHOLDERS' EQUITY                                         (1,950)           1,943
                                                                 --------         --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                   $    535         $  1,943
                                                                 ========         ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                      July 20, 1998
                                                                                       (inception)
                                               Year Ended          Year Ended            through
                                               December 31,        December 31,        December 31,
                                                  2002                2001                2002
                                               -----------         -----------         -----------
REVENUES
  Revenues                                     $        --         $        --         $        --
                                               -----------         -----------         -----------

TOTAL REVENUES                                          --                  --                  --

GENERAL & ADMINISTRATIVE EXPENSES                    3,893              15,366              33,100
                                               -----------         -----------         -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES              3,893              15,366              33,100

OTHER INCOME & (EXPENSES)
  Other income                                          --                 700                 700
                                               -----------         -----------         -----------

TOTAL OTHER INCOME & (EXPENSES)                         --                 700                 700
                                               -----------         -----------         -----------

NET INCOME (LOSS)                              $    (3,893)        $   (14,666)        $   (32,400)
                                               ===========         ===========         ===========

BASIC EARNINGS (LOSS) PER SHARE                $     (0.00)        $     (0.00)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       5,544,000           5,201,192
                                               ===========         ===========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From July 20, 1998 (inception) through December 31, 2002
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                       Common     Additional    Stock          During
                                          Common       Stock       Paid-in    Subscription   Development
                                          Stock        Amount      Capital     Receivable       Stage        Total
                                          -----        ------      -------     ----------       -----        -----
Stock issued for cash on July 20,
1998 @ $0.0001 per share                 5,000,000    $    500     $   500      $     --      $     --     $  1,000

Net income, July 20, 1998 (inception)
through December 31, 1998                                                                           --           --
                                        ----------    --------     -------      --------      --------     --------
BALANCE, DECEMBER 31, 1998               5,000,000         500         500            --            --        1,000
                                        ==========    ========     =======      ========      ========     ========
Stock issued for cash on March 20,
1999 @  $0.0001 per share                  169,000          17      16,883                                   16,900

Net loss, December 31, 1999                                                                     (2,633)      (2,633)
                                        ----------    --------     -------      --------      --------     --------
BALANCE, DECEMBER 31, 1999               5,169,000         517      17,383            --        (2,633)      15,267
                                        ==========    ========     =======      ========      ========     ========
Stock issued for cash on November 15,
2000 @ $0.0002 per share                   250,000          25          25           (50)                        --

Net loss, December 31, 2000                                                                    (11,208)     (11,208)
                                        ----------    --------     -------      --------      --------     --------
BALANCE, DECEMBER 31, 2000               5,419,000         542      17,408           (50)      (13,841)       4,059
                                        ==========    ========     =======      ========      ========     ========

Stock subscription receivable                                                         50                         50

Stock issued for cash on May 14,
2001 @ $0.10 per share                      62,500           6       6,244                                    6,250

Stock issued for cash on May 18,
2001 @ $0.10 per share                      62,500           6       6,244                                    6,250

Net loss, December 31, 2001                                                                    (14,666)     (14,666)
                                        ----------    --------     -------      --------      --------     --------
BALANCE, DECEMBER 31, 2001               5,544,000         554      29,896            --       (28,507)       1,943
                                        ==========    ========     =======      ========      ========     ========
Net loss, December 31, 2002                                                                     (3,893)      (3,893)
                                        ----------    --------     -------      --------      --------     --------

BALANCE, DECEMBER 31, 2002               5,544,000    $    554     $29,896      $     --      $(32,400)    $ (1,950)
                                        ==========    ========     =======      ========      ========     ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                July 20, 1998
                                                                                                 (inception)
                                                               Year Ended      Year Ended          through
                                                               December 31,    December 31,      December 31,
                                                                  2002            2001              2002
                                                                --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $ (3,893)        $(14,666)        $(32,400)
  (Increase) decrease in incorporation costs                          --               --             (476)
  Increase (decrease) in accounts payable                          2,485             (700)           2,485
                                                                --------         --------         --------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (1,408)         (15,366)         (30,391)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                        --               12              554
  Additional paid-in capital                                          --           12,488           29,896
  Subscription receivable                                             --               50               --
                                                                --------         --------         --------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              --           12,550           30,450
                                                                --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                   (1,408)          (2,816)              59

CASH AT BEGINNING OF YEAR                                          1,467            4,283               --
                                                                --------         --------         --------

CASH AT END OF YEAR                                             $     59         $  1,467         $     59
                                                                ========         ========         ========

                       See Notes to Financial Statements

                           Tugboat International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002


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

                           Tugboat International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002


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

                           Tugboat International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of December 31, 2002


NOTE 6. INCOME TAXES


                                                         As of December 31, 2002
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                            $ 4,860
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                    4,860
     Valuation allowance                                         (4,860)
                                                                -------

     Net deferred tax assets                                    $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES


          1999 Net Operating Loss                               $ (2,633)
          2000 Net Operating Loss                                (11,208)
          2001 Net Operating Loss                                (14,666)
          2002 Net Operating Loss                                 (3,893)
                                                                --------
          Net Operating Loss                                    $(32,400)
                                                                ========

As of December 31, 2002, the Company has net operating loss carryforwards of approximately $ 32,400. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information sets forth certain information concerning the Executive Officers and Directors of the Company as of December 31, 2002.

     Name               Age         Position                   Term of Office
     ----               ---         --------                   --------------
Christos Papadimas      27      Pres/Sec/Treas/Dir         Until annual meeting
J. Michael Page         58      Dir                        of the Stockholders

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

RESUME

Christos Papadimas - Director, President and Secretary & Treasurer.

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

The Company presently expects to conduct its annual meeting of shareholders and directors in July 2003, at which time directors will again be elected. All directors serve for a period of one year, unless removed in accordance with our By-Laws.

POTENTIAL CONFLICTS OF INTEREST

The Company's officer and directors are currently involved in other business activities. Consequently, there are potential inherent conflicts of interest in acting as an officer or director of the Company. Insofar as the officer/director is engaged in other activities, management anticipates that it will devote only a minor amount of time to the Company's affairs. The Company does not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations. A conflict may arise in the event that another company with which management is affiliated is formed and actively seeks business similar to that of the Company's business plan. As Mr. Papadimas and Mr. Page are engaged in other business activities, demands may be placed on their time which will detract from the amount of time they are able to devote to the Company. Mr. Papadimas and Mr. Page intend to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that they would not attend to other matters prior to those of the Company. Mr. Papadimas and Mr. Page project that initially, approximately twenty hours per month of their time will be spent on the related business activities of the Company. However, there are no assurances that twenty hours per month will be spent.

ITEM 11 - EXECUTIVE COMPENSATION

The Officer of the Company has received no compensation, including no bonus or incentive plans - stock, cash, or otherwise. The Company plans to begin compensating the officer only at such time the Company is generating sufficient revenues. Presently, the Company has not established any dates or other requirements for the officer to begin receiving compensation. If, and when, the time is deemed appropriate for the officer to receive compensation, the matter will be brought before the Board of Directors to vote.

COMPENSATION OF DIRECTORS

During the most recently completed financial year ended December 31, 2002, there was no compensation paid, by the Company to its directors, for services as a director. There is no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as director, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to the directors that have been granted for their service.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the Common Stock ownership as of December 31, 2002 of each officer, director and who is known to the Company as management or to be the beneficial owner of more than five percent of the Company's Common Stock. As of December 31, 2002, there were 5,544,000 common shares outstanding.

Beneficial Ownership of Shares

        Name                             Number         Percent*      Security
        ----                             ------         --------      --------
Christos Papadimas                      5,000,000         90%          Common
President, Secretary and Director

J. Michael Page                           250,000          1%          Common
Director

Officers and Directors as a Group       5,250,000         91%          Common

Mr. Papadimas and Mr. Page are the direct owners as described above. Unless otherwise indicated, the named party is believed to be the sole investor and have voting control of the shares set forth in the above table.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 20, 1998, the Company issued 5,000,000 common shares at $.0002 per share to Mr. Papadimas, a director and the sole officer of the Company in consideration for $1,000.

On November 15, 2000, the Company issued 250,000 common shares at $.0002 per share to Mr. Page, a director of the Company in consideration for $50.

                                    PART IV

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 23.1   Consent of independent auditor
         Exhibit 99.1   Certification of Chief Executive Officer
         Exhibit 99.2   Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TUGBOAT INTERNATIONAL, INC.

By: /s/ Christos Papadimas
   -----------------------------
   Christos Papadimas
   Director and President                               Dated: March 3, 2003

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christos Papadimas, certify that:

1. I have reviewed this annual report on Form 10KSB of Tugboat International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 28th day of February 2003.


/s/ Christos Papadimas
-----------------------------
Chief Executive Officer

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christos Papadimas, certify that:

1. I have reviewed this annual report on Form 10-KSB of Tugboat International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 28th day of February 2003.


/s/ Christos Papadimas
--------------------------
Chief Financial Officer