Form 10QSB
period 2003-03-31
TUGBOAT INTERNATIONAL INC
filed 2003-05-15
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended March 31, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,544,000 shares of Common Stock outstanding as of March 31, 2003.

                         PART 1 - FINANCIAL INFORMATION

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                As of           Year Ended
                                                               March 31,        December 31,
                                                                 2003              2002
                                                               --------          --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                         $    523          $     59
                                                               --------          --------
TOTAL CURRENT ASSETS                                                523                59

OTHER ASSETS
  Organization costs                                                476               476
                                                               --------          --------
TOTAL OTHER ASSETS                                                  476               476
                                                               --------          --------

      TOTAL ASSETS                                             $    999          $    535
                                                               ========          ========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                             $    110          $  2,485
  Loan payable                                                    4,640                --
                                                               --------          --------
TOTAL CURRENT LIABILITIES                                         4,750             2,485
                                                               --------          --------
      TOTAL LIABILITIES                                           4,750             2,485

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding.)                  --                --
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 5,544,000 shares issued and outstanding.)            554               554
  Additional paid-in capital                                     29,896            29,896
  Deficit accumulated during development stage                  (34,201)          (32,400)
                                                               --------          --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (3,751)           (1,950)
                                                               --------          --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)       $    999          $    535
                                                               ========          ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                      July 20, 1998
                                               Three Months        Three Months        (inception)
                                                 Ended                Ended              through
                                                March 31,            March 31,           March 31,
                                                  2003                 2002                2003
                                               -----------         -----------         -----------
REVENUES
  Revenues                                     $        --         $        --         $        --
                                               -----------         -----------         -----------
TOTAL REVENUES                                          --                  --                  --

GENERAL & ADMINISTRATIVE EXPENSES                    1,801                 515              34,901
                                               -----------         -----------         -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              1,801                 515              34,901

OTHER INCOME & (EXPENSES)
  Other income                                          --                  --                 700
                                               -----------         -----------         -----------
TOTAL OTHER INCOME & (EXPENSES)                         --                  --                 700
                                               -----------         -----------         -----------

NET INCOME (LOSS)                              $    (1,801)        $      (515)        $   (34,201)
                                               ===========         ===========         ===========

BASIC EARNINGS (LOSS) PER SHARE                $     (0.00)        $     (0.00)
                                               ===========         ===========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                              5,544,000           5,544,000
                                               ===========         ===========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
             From July 20, 1998 (inception) through March 31, 2003
--------------------------------------------------------------------------------

                                                                                                Deficit
                                                                                              Accumulated
                                                        Common     Additional    Stock          During
                                         Common         Stock       Paid-in    Subscription   Development
                                         Stock          Amount      Capital     Receivable       Stage        Total
                                         -----          ------      -------     ----------       -----        -----
Stock issued for cash on July 20,
1998 @ $0.0001 per share                5,000,000       $ 500       $   500       $ --         $     --     $  1,000

Net income, July 20, 1998 (inception)
through December 31, 1998                                                                            --           --
                                       ----------       -----       -------       ----         --------     --------

BALANCE, DECEMBER 31, 1998              5,000,000         500           500         --               --        1,000
                                       ==========       =====       =======       ====         ========     ========
Stock issued for cash on March 20,
1999 @ $0.0001 per share                  169,000          17        16,883                                   16,900

Net loss, December 31, 1999                                                                      (2,633)      (2,633)
                                       ----------       -----       -------       ----         --------     --------

BALANCE, DECEMBER 31, 1999              5,169,000         517        17,383         --           (2,633)      15,267
                                       ==========       =====       =======       ====         ========     ========
Stock issued for cash on November 15,
2000 @ $0.0002 per share                  250,000          25            25        (50)                           --

Net loss, December 31, 2000                                                                     (11,208)     (11,208)
                                       ----------       -----       -------       ----         --------     --------

BALANCE, DECEMBER 31, 2000              5,419,000         542        17,408        (50)         (13,841)       4,059
                                       ==========       =====       =======       ====         ========     ========
Stock subscription receivable                                                       50                            50

Stock issued for cash on May 14,
2001 @ $0.10 per share                     62,500           6         6,244                                    6,250

Stock issued for cash on May 18,
2001 @ $0.10 per share                     62,500           6         6,244                                    6,250

Net loss, December 31, 2001                                                                     (14,666)     (14,666)
                                       ----------       -----       -------       ----         --------     --------

BALANCE, DECEMBER 31, 2001              5,544,000         554        29,896         --          (28,507)       1,943
                                       ==========       =====       =======       ====         ========     ========
Net loss, December 31, 2002                                                                      (3,893)      (3,893)
                                       ----------       -----       -------       ----         --------     --------

BALANCE, DECEMBER 31, 2002              5,544,000         554        29,896         --          (32,400)      (1,950)
                                       ==========       =====       =======       ====         ========     ========
Net loss,  March 31, 2003                                                                        (1,801)      (1,801)
                                       ----------       -----       -------       ----         --------     --------

BALANCE, MARCH 31, 2003                 5,544,000       $ 554       $29,896       $ --         $(34,201)    $ (3,751)
                                       ==========       =====       =======       ====         ========     ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                            July 20, 1998
                                                            Three Months    Three Months     (inception)
                                                              Ended            Ended           through
                                                             March 31,        March 31,        March 31,
                                                               2003             2002             2003
                                                             --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (1,801)        $   (515)        $(34,201)
  (Increase) decrease in incorporation costs                       --               --             (476)
  Increase (decrease) in accounts payable                      (2,375)              --              110
  Increase (decrease) in loan payable                           4,640               --            4,640
                                                             --------         --------         --------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         464             (515)         (29,927)


CASH FLOWS FROM INVESTING ACTIVITIES

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                     --               --              554
  Additional paid-in capital                                       --               --           29,896
                                                             --------         --------         --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          --               --           30,450
                                                             --------         --------         --------

NET INCREASE (DECREASE) IN CASH                                   464             (515)             523

CASH AT BEGINNING OF PERIOD                                        59            1,467               --
                                                             --------         --------         --------

CASH AT END OF PERIOD                                        $    523         $    952         $    523
                                                             ========         ========         ========

                       See Notes to Financial Statements

                           Tugboat International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


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

                           Tugboat International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


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

                           Tugboat International, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                              As of March 31, 2003


NOTE 6. INCOME TAXES

                                                            As of March 31, 2003
                                                            --------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 5,130
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       5,130
     Valuation allowance                                            (5,130)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

          1998 Net Operating Income                                $      0
          1999 Net Operating Loss                                    (2,633)
          2000 Net Operating Loss                                   (11,208)
          2001 Net Operating Loss                                   (14,666)
          2002 Net Operating Loss                                    (3,893)
          2003 Net Operating Loss                                    (1,801)
                                                                   --------
          Net Operating Loss                                       $(34,201)
                                                                   ========

As of March 31, 2003, the Company has net operating loss carryforwards of approximately $ 34,201. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

Revenues were -0- for the quarter ending March 31, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $1,801 for the three months ended March 31, 2003 and $515 for the same period in 2002. Management is currently in the design phase toward developing a web site to offer its services of buying, selling and trading collectible and valuable coins via an Internet web site. To date, no web site offering the Company's services of buying, selling and trading collectible and valuable coins have been completed on the Internet. We have purchased the rights to the web site name www.tugboatcoins.com. We are searching for the best software that will fit the needs of the business plan. Also, Management is currently seeking relationships with partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network with and among them. It is the Company's plan to use and develop resources within the partner coin companies to buy, sell, trade and auction collectible valuable coins and currency. To date, no contractual arrangements with any partner coin company have been made. The Company plans to fund the growth and expansion of its business by earning profits through buying, selling and trading collectible and valuable coins via its Internet web-site and by the sale of its securities through private placements. To date, no sales have been made in buying, selling and trading collectible and valuable coins via its Internet web site nor have any sales of the Company's securities through private placements been made. The Company has contacted several private coin collectors who would like to sell their collection via the Internet. Initially, these collections will be used on a consignment basis to post on the Internet web site.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of March 31, 2003, the Company had working capital of $523 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

11. SHARES SUBJECT TO RULE 144

On March 31, 2003, the Company had 5,544,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         99.1 Certification of Chief Executive Officer
         99.2 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


TUGBOAT INTERNATIONAL, INC.
Date: 5/14/03


By: /s/ Christos Papadimas
---------------------------------
Christos Papadimas, President

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of May 2003.

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

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 14th day of May 2003.

/s/ Christos Papadimas
-----------------------------
Chief Financial Officer