Form 10QSB
period 2003-06-30
TUGBOAT INTERNATIONAL INC
filed 2003-08-07
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,544,000 shares of Common Stock outstanding as of June 30, 2003.

                          PART 1 FINANCIAL INFORMATION

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of          Year Ended
                                                                      June 30,        December 31,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

Current Assets
  Cash                                                                $    367         $     59
                                                                      --------         --------

Total Current Assets                                                       367               59

Other Assets
  Organization costs                                                       476              476
                                                                      --------         --------

Total Other Assets                                                         476              476
                                                                      --------         --------

      TOTAL ASSETS                                                    $    843         $    535
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                    $    935         $  2,485
  Loan payable                                                           4,640               --
                                                                      --------         --------

Total Current Liabilities                                                5,575            2,485
                                                                      --------         --------

      TOTAL LIABILITIES                                                  5,575            2,485

Stockholders' Equity (Deficit)
  Preferred stock, ($.0001 par value, 20,000,000
    shares authorized; none issued and outstanding.)                        --               --
  Common stock, ($.0001 par value, 80,000,000
    shares authorized; 5,544,000 shares issued and
    outstanding.)                                                          554              554
  Additional paid-in capital                                            29,896           29,896
  Deficit accumulated during development stage                         (35,182)         (32,400)
                                                                      --------         --------

Total Stockholders' Equity (Deficit)                                    (4,732)          (1,950)
                                                                      --------         --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)             $    843         $    535
                                                                      ========         ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                              July 20, 1998
                                   Six Months     Six Months    Three Months   Three Months    (inception)
                                     Ended           Ended         Ended          Ended          through
                                    June 30,       June 30,       June 30,       June 30,       June 30,
                                      2003           2002           2003           2002           2003
                                   ----------     ----------     ----------     ----------     ----------
Revenues
  Revenues                         $       --     $       --     $       --     $       --     $       --
                                   ----------     ----------     ----------     ----------     ----------

Total Revenues                             --             --             --

General & Administrative Expenses       2,782          1,036            981            521         35,882
                                   ----------     ----------     ----------     ----------     ----------

Total General & Administrative
 Expenses                               2,782          1,036            981            521         35,882

Other Income & (Expenses)
  Other income                             --             --             --             --            700
                                   ----------     ----------     ----------     ----------     ----------

Total Other Income & (Expenses)            --             --             --             --            700
                                   ----------     ----------     ----------     ----------     ----------

Net Income (Loss)                  $   (2,782)    $   (1,036)    $     (981)    $     (521)    $  (35,182)
                                   ==========     ==========     ==========     ==========     ==========

Basic earnings (loss) per share    $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                   ==========     ==========     ==========     ==========
Weighted average number of
 common shares outstanding          5,544,000      5,544,000      5,544,000      5,544,000
                                   ==========     ==========     ==========     ==========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
              From July 20, 1998 (inception) through June 30, 2003
--------------------------------------------------------------------------------

                                                                                              Deficit
                                                                                            Accumulated
                                                       Common    Additional     Stock         During
                                          Common       Stock      Paid-in    Subscription   Development
                                          Stock        Amount     Capital     Receivable       Stage       Total
                                          -----        ------     -------     ----------       -----       -----
Stock issued for cash on July 20,
1998 @ $0.0001 per share                 5,000,000    $    500    $   500      $     --      $     --     $  1,000

Net income, July 20, 1998 (inception)
through December 31, 1998                                                                          --           --
                                        ----------    --------    -------      --------      --------     --------
BALANCE, DECEMBER 31, 1998               5,000,000         500        500            --            --        1,000
                                        ==========    ========    =======      ========      ========     ========
Stock issued for cash on March 20,
1999 @  $0.0001 per share                  169,000          17     16,883                                   16,900

Net loss, December 31, 1999                                                                    (2,633)      (2,633)
                                        ----------    --------    -------      --------      --------     --------
BALANCE, DECEMBER 31, 1999               5,169,000         517     17,383            --        (2,633)      15,267
                                        ==========    ========    =======      ========      ========     ========
Stock issued for cash on November 15,
2000 @ $0.0002 per share                   250,000          25         25           (50)                        --

Net loss, December 31, 2000                                                                   (11,208)     (11,208)
                                        ----------    --------    -------      --------      --------     --------
BALANCE, DECEMBER 31, 2000               5,419,000         542     17,408           (50)      (13,841)       4,059
                                        ==========    ========    =======      ========      ========     ========
Stock subscription receivable                                                        50                         50

Stock issued for cash on May 14,
2001 @ $0.10 per share                      62,500           6      6,244                                    6,250

Stock issued for cash on May 18,
2001 @ $0.10 per share                      62,500           6      6,244                                    6,250

Net loss, December 31, 2001                                                                   (14,666)     (14,666)
                                        ----------    --------    -------      --------      --------     --------
BALANCE, DECEMBER 31, 2001               5,544,000         554     29,896            --       (28,507)       1,943
                                        ==========    ========    =======      ========      ========     ========
Net loss, December 31, 2002                                                                    (3,893)      (3,893)
                                        ----------    --------    -------      --------      --------     --------
BALANCE, DECEMBER 31, 2002               5,544,000         554     29,896            --       (32,400)      (1,950)
                                        ==========    ========    =======      ========      ========     ========
Net loss, June  30, 2003                                                                       (2,782)      (2,782)
                                        ----------    --------    -------      --------      --------     --------
BALANCE, JUNE 30, 2003                   5,544,000    $    554    $29,896      $     --      $(35,182)    $ (4,732)
                                        ==========    ========    =======      ========      ========     ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         July 20, 1998
                                              Six Months     Six Months    Three Months   Three Months    (inception)
                                                Ended           Ended         Ended          Ended          through
                                               June 30,       June 30,       June 30,       June 30,       June 30,
                                                 2003           2002           2003           2002           2003
                                              ----------     ----------     ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $ (2,782)      $ (1,036)      $   (981)      $   (521)      $(35,182)
  (Increase) decrease in incorporation costs         --             --             --             --           (476)
  Increase (decrease) in accounts payable        (1,550)            --            825            935
  Increase (decrease) in loan payable             4,640             --             --          4,640
                                               --------       --------       --------       --------       --------
     Net cash provided by (used in)
      operating activities                          308         (1,036)          (156)          (521)       (30,083)


CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash provided by (used in)
      investing activities                           --             --             --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                       --             --             --             --            554
  Additional paid-in capital                         --             --             --             --         29,896
                                               --------       --------       --------       --------       --------
     Net cash provided by (used in)
      financing activities                           --             --             --             --         30,450
                                               --------       --------       --------       --------       --------

Net increase (decrease) in cash                     308         (1,036)          (156)          (521)           367

Cash at beginning of period                          59          1,467            523            952             --
                                               --------       --------       --------       --------       --------

Cash at end of period                          $    367       $    431       $    367       $    431       $    367
                                               ========       ========       ========       ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                                $     --       $     --       $     --       $     --       $     --
                                               ========       ========       ========       ========       ========
  Income taxes paid                            $     --       $     --       $     --       $     --       $     --
                                               ========       ========       ========       ========       ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               As of June 30, 2003


NOTE 6. INCOME TAXES

                                                             As of June 30, 2003
                                                             -------------------
     Deferred tax assets:
     Net operating tax carryforwards                               $ 5,277
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       5,277
     Valuation allowance                                            (5,277)
                                                                   -------

     Net deferred tax assets                                       $     0
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1998  Net Operating Income                                    $      0
     1999  Net Operating Loss                                        (2,633)
     2000  Net Operating Loss                                       (11,208)
     2001  Net Operating Loss                                       (14,666)
     2002  Net Operating Loss                                        (3,893)
     2003  Net Operating Loss (six months)                           (2,782)
                                                                   --------
     Net Operating Loss                                            $(35,182)
                                                                   ========

As of June 30, 2003, the Company has net operating loss carryforwards of approximately $35,182. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003

Our cash balance as of June 30, 2003 was $367. Revenues were -0- for the quarter ending June 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $2,782 for the six months ended June 30, 2003 and $1,036 for the same period in 2002. Management is currently in the design phase toward developing a web site to offer its services of buying, selling and trading collectible and valuable coins via an Internet web site. To date, no web site offering the Company's services of buying, selling and trading collectible and valuable coins have been completed on the Internet. We have purchased the rights to the web site name www.tugboatcoins.com. We are searching for the best software that will fit the needs of the business plan. Also, Management is currently seeking relationships with partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network with and among them. It is the Company's plan to use and develop resources within the partner coin companies to buy, sell, trade and auction collectible valuable coins and currency. To date, no contractual arrangements with any partner coin company have been made. The Company plans to fund the growth and expansion of its business by earning profits through buying, selling and trading collectible and valuable coins via its Internet web-site and by the sale of its securities through private placements. To date, no sales have been made in buying, selling and trading collectible and valuable coins via its Internet web site nor have any sales of the Company's securities through private placements been made. The Company has contacted several private coin collectors who would like to sell their collection via the Internet. Initially, these collections will be used on a consignment basis to post on the Internet web site.

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

2. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
   ASSURED

As of June 30, 2003, the Company had working capital of $367 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

11. SHARES SUBJECT TO RULE 144

On June 30, 2003, the Company had 5,544,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

ITEM 3 - CONTROLS AND PROCEDURES

Tugboat's chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14c under the Securities and Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the Evaluation Date). Based on that evaluation, they concluded that, as of the Evaluation Date, Tugboat had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities and Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to Tugboat's internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         31.1  302 Certification of Chief Executive Officer
         31.2  302 Certification of Chief Financial Officer
         32.1  906 Certification of Chief Executive Officer
         32.2  906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

TUGBOAT INTERNATIONAL, INC.
Date: 8/06/03


By: /s/ Christos Papadimas
   --------------------------------
Christos Papadimas, President