Form 10QSB
period 2003-09-30
TUGBOAT INTERNATIONAL INC
filed 2003-11-13
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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


There were 5,544,000 shares of Common Stock outstanding as of September 30, 2003.

                                     PART 1
                              FINANCIAL INFORMATION


                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                       As of          Year Ended
                                                                    September 30,     December 31,
                                                                        2003             2002
                                                                      --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                $    251         $     59
                                                                      --------         --------
TOTAL CURRENT ASSETS                                                       251               59

OTHER ASSETS
  Organization costs                                                       476              476
                                                                      --------         --------

TOTAL OTHER ASSETS                                                         476              476
                                                                      --------         --------

      TOTAL ASSETS                                                    $    727         $    535
                                                                      ========         ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                    $    935         $  2,485
  Loan payable                                                           5,560               --
                                                                      --------         --------
TOTAL CURRENT LIABILITIES                                                6,495            2,485
                                                                      --------         --------

      TOTAL LIABILITIES                                                  6,495            2,485

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding.)                         --               --
  Common stock, ($.0001 par value, 80,000,000
   shares authorized; 5,544,000 shares issued and
   outstanding.)                                                           554              554
  Additional paid-in capital                                            29,896           29,896
  Deficit accumulated during development stage                         (36,218)         (32,400)
                                                                      --------         --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                    (5,768)          (1,950)
                                                                      --------         --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)              $    727         $    535
                                                                      ========         ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                       July 20, 1998
                                         Nine Months     Nine Months    Three Months    Three Months    (inception)
                                           Ended           Ended           Ended           Ended          through
                                        September 30,   September 30,   September 30,   September 30,   September 30,
                                            2003            2002            2003            2002            2003
                                         ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                               $       --      $       --      $       --      $       --      $       --
                                         ----------      ----------      ----------      ----------      ----------

TOTAL REVENUES                                   --              --              --

GENERAL & ADMINISTRATIVE EXPENSES             3,818           1,222           1,036             186          36,918
                                         ----------      ----------      ----------      ----------      ----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES       3,818           1,222           1,036             186          36,918

OTHER INCOME & (EXPENSES)
  Other income                                   --              --              --              --             700
                                         ----------      ----------      ----------      ----------      ----------

TOTAL OTHER INCOME & (EXPENSES)                  --              --              --              --             700
                                         ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                        $   (3,818)     $   (1,222)     $   (1,036)     $     (186)     $  (36,218)
                                         ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS (LOSS) PER SHARE          $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                         ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                5,544,000       5,544,000       5,544,000       5,544,000
                                         ==========      ==========      ==========      ==========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From July 20, 1998 (inception) through September 30, 2003
--------------------------------------------------------------------------------

                                                                                               Deficit
                                                                                             Accumulated
                                                       Common    Additional     Stock           During
                                           Common      Stock      Paid-in    Subscription    Development
                                           Stock       Amount     Capital     Receivable        Stage       Total
                                           -----       ------     -------     ----------        -----       -----
Stock issued for cash on July 20,
1998 @ $0.0001 per share                 5,000,000    $    500    $   500      $     --       $     --     $  1,000

Net income, July 20, 1998 (inception)
through December 31, 1998                                                                           --           --
                                        ----------    --------    -------      --------       --------     --------
BALANCE, DECEMBER 31, 1998               5,000,000         500        500            --             --        1,000
                                        ==========    ========    =======      ========       ========     ========
Stock issued for cash on March 20,
1999 @ $0.0001 per share                   169,000          17     16,883        16,900

Net loss, December 31, 1999                                                                     (2,633)      (2,633)
                                        ----------    --------    -------      --------       --------     --------
BALANCE, DECEMBER 31, 1999               5,169,000         517     17,383            --         (2,633)      15,267
                                        ==========    ========    =======      ========       ========     ========
Stock issued for cash on November 15,
2000 @ $0.0002 per share                   250,000          25         25           (50)            --

Net loss, December 31, 2000                                                                    (11,208)     (11,208)
                                        ----------    --------    -------      --------       --------     --------
BALANCE, DECEMBER 31, 2000               5,419,000         542     17,408           (50)       (13,841)       4,059
                                        ==========    ========    =======      ========       ========     ========
Stock subscription receivable                                                        50                          50

Stock issued for cash on May 14,
2001 @ $0.10 per share                      62,500           6      6,244                                     6,250

Stock issued for cash on May 18,
2001 @ $0.10 per share                      62,500           6      6,244                                     6,250

Net loss, December 31, 2001                                                                    (14,666)     (14,666)
                                        ----------    --------    -------      --------       --------     --------
BALANCE, DECEMBER 31, 2001               5,544,000         554     29,896            --        (28,507)       1,943
                                        ==========    ========    =======      ========       ========     ========
Net loss, December 31, 2002                                                                     (3,893)      (3,893)
                                        ----------    --------    -------      --------       --------     --------
BALANCE, DECEMBER 31, 2002               5,544,000         554     29,896            --        (32,400)      (1,950)
                                        ==========    ========    =======      ========       ========     ========
Net loss, September  30, 2003                                                                   (3,818)      (3,818)
                                        ----------    --------    -------      --------       --------     --------
BALANCE, SEPTEMBER 30, 2003              5,544,000    $    554    $29,896      $     --       $(36,218)    $ (5,768)
                                        ==========    ========    =======      ========       ========     ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                            July 20, 1998
                                              Nine Months    Nine Months     Three Months    Three Months    (inception)
                                                Ended           Ended           Ended           Ended          through
                                             September 30,   September 30,   September 30,   September 30,   September 30,
                                                 2003            2002            2003            2002            2003
                                               --------        --------        --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $ (3,818)       $ (1,222)       $ (1,036)       $   (186)       $(36,218)
  (Increase) decrease in incorporation costs         --              --              --              --            (476)
  Increase (decrease) in accounts payable        (1,550)             --              --              --             935
  Increase (decrease) in loan payable             5,560              --             920              --           5,560
                                               --------        --------        --------        --------        --------
     NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                          192          (1,222)           (116)           (186)        (30,199)


CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                           --              --              --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                       --              --              --              --             554
  Additional paid-in capital                         --              --              --              --          29,896
                                               --------        --------        --------        --------        --------
     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                           --              --              --              --          30,450
                                               --------        --------        --------        --------        --------

NET INCREASE (DECREASE) IN CASH                     192          (1,222)           (116)           (186)            251

CASH AT BEGINNING OF PERIOD                          59           1,467             367             431              --
                                               --------        --------        --------        --------        --------

CASH AT END OF PERIOD                          $    251        $    245        $    251        $    245        $    251
                                               ========        ========        ========        ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:
  Interest paid                                $     --        $     --        $     --        $     --        $     --
                                               ========        ========        ========        ========        ========
Income taxes paid                              $     --        $     --        $     --        $     --        $     --
                                               ========        ========        ========        ========        ========

                       See Notes to Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $3,818 for the period ended September 30, 2003, and net losses during the period from inception (July 20, 1998) to September 30, 2003 of $36,218. The Company's has no current source of revenue. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                            As of September 30, 2003


NOTE 6. INCOME TAXES

                                                        As of September 30, 2003
                                                        ------------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 5,433
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     5,433
     Valuation allowance                                          (5,433)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 7.  SCHEDULE OF NET OPERATING LOSSES

     1998 Net Operating Income                                   $      0
     1999 Net Operating Loss                                       (2,633)
     2000 Net Operating Loss                                      (11,208)
     2001 Net Operating Loss                                      (14,666)
     2002 Net Operating Loss                                       (3,893)
     2003 Net Operating Loss (nine months)                         (3,818)
                                                                 --------
     Net Operating Loss                                          $(36,218)
                                                                 ========

As of September 30, 2003, the Company has net operating loss carryforwards of approximately $36,218. Net operating loss carryforward expires twenty years from the date the loss was incurred.

ITEM 2. PLAN OF OPERATION

Information provided in this Quarterly report on Form 10-QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well as assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10-KSB.

CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Our cash balance as of September 30, 2003 was $251. Revenues were -0- for the quarter ending September 30, 2003 and -0- for the same quarter ending 2002. Operating Expenses were $1,036 for the nine months ended September 30, 2003 and $186 for the same period in 2002. Management is currently in the design phase toward developing a web site to offer its services of buying, selling and trading collectible and valuable coins via an Internet web site. To date, no web site offering the Company's services of buying, selling and trading collectible and valuable coins have been completed on the Internet. We have purchased the rights to the web site name www.tugboatcoins.com. We are searching for the best software that will fit the needs of the business plan. Also, Management is currently seeking relationships with partner coin companies which buy, sell, trade and auction collectible and valuable coins into a collaborative network with and among them. It is the Company's plan to use and develop resources within the partner coin companies to buy, sell, trade and auction collectible valuable coins and currency. To date, no contractual arrangements with any partner coin company have been made. The Company plans to fund the growth and expansion of its business by earning profits through buying, selling and trading collectible and valuable coins via its Internet web-site and by the sale of its securities through private placements. To date, no sales have been made in buying, selling and trading collectible and valuable coins via its Internet web site nor have any sales of the Company's securities through private placements been made. The Company has contacted several private coin collectors who would like to sell their collection via the Internet. Initially, these collections will be used on a consignment basis to post on the Internet web site.

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

2.   NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT
     ASSURED

As of September 30, 2003, the Company had working capital of $251 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

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

11.  SHARES SUBJECT TO RULE 144

On September 30, 2003, the Company had 5,544,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

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

13.  NO ASSURANCE OF LIQUIDITY

The Company has received a listing on the Over-the-Counter Bulletin Board under the symbol TUGB.OB. However there is currently no active public trading of the common shares or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

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

TUGBOAT INTERNATIONAL, INC.

Date: 11/12/03


By: /s/ Christos Papadimas
   ------------------------------------
   Christos Papadimas, President