Form 10KSB
period 2003-12-31
TUGBOAT INTERNATIONAL INC
filed 2004-02-19
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

                              SEC File No. 0-32199


                           TUGBOAT INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)


            DELAWARE                                     95-4735256
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      Suite 300, 1055 West Hastings Street
                          Vancouver, BC Canada V6E 2E9
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 609-6188

           Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

                          Common Stock $.0001 Par Value
                                 Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues (losses) for the most recent fiscal year: ($6,697).

On February 16, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,941,269, computed by reference to the price at which the stock was sold on such date.

There were 13,600,000 shares of common stock $.0001 par value outstanding as of December 31, 2003.

                      Documents incorporated by reference: None.

Transitional Small Business Format (check one): Yes [ ] No [X]

ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements by the registrant based on its current expectations about its business and its industry. You can identify these forward-looking statements when you see words such as "EXPECT," "ANTICIPATE," "ESTIMATE" and other similar expressions. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of such risk factors as discussed in Business Description, Risk Factors and elsewhere in this Registration Statement. THE REGISTRANT undertakes no obligation to publicly update any forward-looking statements for any reason, even in the event new information becomes available or other events occur in the future.

Unless otherwise indicated, all references to "DOLLARS", "$" or "US$" refer to U.S. dollars and all references to "CDN$" refer to Canadian dollars.

                                   THE COMPANY

BACKGROUND

TUGBOAT INTERNATIONAL, INC., is a Delaware corporation, incorporated on July 20, 1998 (together with its subsidiary, Tugboat Acquisition Corp., a Nevada corporation, referred to in this report as the "Company" or "Corporation"). On February 4, 2004, the management of TUGBOAT INTERNATIONAL, INC., solicited votes from selected shareholders of record ("Selected Shareholders") , to consider and act upon:

     1. The Directors' proposal to amend the Corporation's Articles of Incorporation to change the Corporation's name from TUGBOAT INTERNATIONAL, INC., to MIDNET, INC.

These Selected Shareholders approved the above motion in a written resolution. However, the Corporation's management does not intend to take any corporate action to enact this resolution until such time as it has fulfilled its obligations under the rules and regulations of the Securities and Exchange Commission. Therefore, management sent a notice of the resolution to shareholders. The Company believes this change in its name will better reflect the nature of its business.

MERGER AND REORGANIZATION

On December 11, 2003, registrant ("Tugboat"), by and through its wholly-owned subsidiary, Tugboat Acquisition Corp., a Nevada corporation ("TAC"), entered into a merger and reorganization agreement to acquire 100% of the total issued and outstanding shares of MidNet, Inc., a Nevada corporation ("MidNet"), from the shareholders of MidNet, in full and sole consideration of 7,506,000 shares of the registrant's restricted Common Stock, representing 58% of the total outstanding shares of Common Stock of Tugboat, post-merger. The transaction did not involve the transfer of any funds. The 7,506,000 shares were issued directly by Tugboat from its authorized but unissued shares of Common Stock. The shareholders of MidNet now have direct beneficial ownership and voting control of Tugboat.

In addition, the holders of 300,000 shares of Preferred Stock of MidNet exchanged their shares for 300,000 shares of Tugboat Preferred Stock, $.0001 per share par value. The 300,000 Tugboat Preferred Shares have the identical rights and preferences as the 300,000 Preferred Shares issued by MidNet. In addition, options for members of the Advisory Board and two consultants of MidNet to acquire 1,260,000 restricted shares of MidNet, at an exercise price of $.50 per share, were exchanged for options to acquire 1,260,000 restricted shares of Tugboat, at an exercise price of $.50 per share, on the same terms and conditions of the MidNet options.

There are no arrangements or understandings among members of the former and/or the new control groups of the Company and/or their respective associates with respect to the election of directors or other matters.

Concurrent with the merger, the following persons were appointed as Directors of the Company: Ruedi Aschwanden, Tilo Kunz and Peter Fentiman. Karen A. Batcher resigned as President, Secretary and Treasurer of Tugboat and the Board of Directors appointed Peter Fentiman to serve as President. Mr. Aschwanden was appointed to serve as interim Secretary and Treasurer.

There are no arrangements, known to the registrant, the operation of which may, at a subsequent date, result in a change in control of registrant.

The shareholders of MidNet now have direct beneficial ownership and voting control of Tugboat.

                                    BUSINESS

Over the past three years, the founders of MidNet have developed a proprietary system called "The Middle Network", which is designed to allow its potential customers to communicate digitally in a secure, reliable and affordable environment. The Middle Network provides a unique neutral data communications environment among telecommunications infrastructure companies, such as AT&T, Sprint and Verizon ("Telco"), Application Service Providers such as Corio and BlueStar Solutions, who are third-party entities that manage and distribute software-based services and solutions to customers across a wide area network from a data center or other information technology installations ("ASP") and the customers/consumers of the Telcos and ASPs. This network is totally neutral and, by virtue of its immense capacity, provides a complementary and effective digital alternative to the unsecured congested Internet (fraught with viruses, worms and hackers), land-based parcel couriers (such as FedEx and UPS) and expensive limited private networks. MidNet anticipates users of The Middle Network will accept it as a critical enhancement utility that will become an integral operational component to the sustainability and future growth of the users' businesses.

The Middle Network is now ready for commercialization.

Tugboat intends to continue developing the business of MidNet.

                                    FEATURES

The features provided through utilization of The Middle Network include:

     *  high security
     *  privacy
     *  cost-effective operation
     *  neutrality
     *  high quality data service
     *  reliability

                                    SERVICES

Our purpose is to provide a reliable network-operating environment within a secure private network and act as the middle layer between telecommunication infrastructure companies, Application Service Providers and the end users. The Company intends to provide the means to move high-speed secured data, metered in gigabyte units, for a broad mix of services within the Company's secure environment, including:

     *  Digital media transfer
     *  Digital collaboration
     *  Security
     *  Videoconferencing
     *  E-commerce transaction fulfillment
     *  Unified messaging (including email)

From an operational standpoint, The Middle Network allows a company to communicate without the use of the Internet, thereby reducing the possibilities of:

     *  viruses
     *  worms
     *  hackers
     *  intermittent reliability
     *  unreliable bandwidth
     *  similar unpredictable features.

In addition, use of The Middle Network could eliminate the need for a company to establish an expensive inter-office private network.

The Middle Network also avoids the problems created by the "regionality" aspects of telecommunication companies. For example, in most cases, when the consumer wants to utilize advanced communication services, such as conducting a videoconference, there are numerous limitations and restrictions which arise from the fact that the consumer's service provider has a limited area in which it can provide services. Thus, the consumer is similarly limited in the area in which he/she can conduct a high quality videoconference. The Middle Network eliminates this "regionality" problem and related restrictions by creating and operating a private network which has the ability to span or bridge all of the networks of all of the communications companies worldwide. The Middle Network is totally independent of and unencumbered by operational restrictions and is not limited to any specific area of operation.

                                    INDUSTRY

The Company is in the general telecommunications industry. Currently, there are many companies that provide digital communications services, data networking services, and application services, but the Company is unaware of any company that provides a service that currently competes with The Middle Network. The Middle Network bridges existing competitive communications infrastructures without providing any application services. Third party application service providers (ASPs) are therefore able to deliver their services securely with user-definable quality of service over The Middle Network to their customers who may be connected to The Middle Network by competitive local exchange companies (CLECs).

                                   COMPETITORS

Many telecommunication companies provide virtual private network services. However, the Company is currently unaware of any competitor providing a service that competes directly with The Middle Network because all other companies providing telecommunication services provide their own application services along with their telecommunication services. In contrast, the Company's services are complementary to Inter-Exchange Carriers (IXCs) and CLECs because they allow third party ASPs to provide services through the Middle Network.

In addition to this, independent ASP's either have to deliver services over the Internet or create their own private or semi-private networks in order to realize the quality of service levels required to provide communication services, such as videoconferencing.

                                    CUSTOMERS

The Company intends to provide The Middle Network to ASPs and end-user customers who either receive services from ASPs or have created their own application services or private networks.

                            REGULATORY CONSIDERATIONS

The Company's multi-company private network (The Middle Network) runs over regulated CLECs and Inter-Exchange Carriers (IXCs). The Middle Network provides a digital environment to enable ASPs that may or may not be regulated in the future. Depending on whether or not the FCC changes its current rulings under which enhanced service providers like the Company are exempt from federal and state regulations governing common carriers.

                               SALES AND MARKETING

The Company's management is currently directly involved in sales and marketing activities. The Company believes its management and advisors have the necessary relationships and skills to meet its requirements for sales and marketing for the foreseeable future.

                              INTELLECTUAL PROPERTY

MidNet has applied for a service mark for "The Middle Network" thorough the U.S. Patent and Trademark Office.

                                    EMPLOYEES

As of February 2004, the Company had no employees. However, Mssrs. Fentiman, Kunz and Aschwanden all receive compensation as paid consultants/independent contractors to the Company

                                  RISK FACTORS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ significantly from current beliefs and expectations. In addition to the risk factors identified under the captions below, the operation and results of our business are subject to risks and uncertainties identified elsewhere in this annual report on Form 10-K as well as the following general risks and uncertainties:

     * general economic conditions in the geographic areas that are being targeted for communications services;
     * the ability to achieve and maintain market penetration and average per customer revenue levels sufficient to provide financial viability to our business; and
     * fluctuations in the actual and forecast demand for national, regional or global telecommunications services.

                         RISKS RELATED TO OUR OPERATIONS

OUR RIGHTS TO THE USE OF TELECOMMUNICATIONS FACILITIES AND TELECOMMUNICATIONS BANDWIDTH THAT MAKE UP OUR NETWORK MAY BE AFFECTED BY THE FINANCIAL HEALTH OF OUR FACILITY AND BANDWIDTH PROVIDERS.

The majority of our planned network will be held by us through short-term and long-term leases or irrevocable right of use agreements with various companies that provide us access to telecommunications facilities and bandwidth owned by them. A bankruptcy or financial collapse of one of these providers could result in a loss of our rights under such leases and agreements with the provider, which in turn could have a negative impact on the integrity of our network and ultimately on our results of operations.

WE MAY NOT BE ABLE TO CONTINUE TO CONNECT OUR NETWORK TO INCUMBENT OR COMPETITIVE LOCAL EXCHANGE CARRIERS' NETWORKS ON FAVORABLE TERMS.

We must be party to interconnection agreements with incumbent carriers and certain independent carriers in order to connect our customers to The Middle Network. If we are unable to renegotiate or maintain interconnection agreements in all of our markets on favorable terms, it could adversely affect our ability to provide services in the affected markets. Increases in costs associated with telecommunications facilities and bandwidth could have a material adverse effect on our margins for our products and services. We may not be able to renegotiate or maintain access to bandwidth and telecommunications facility arrangements on favorable terms, which would impair our growth and performance.

IT IS EXPENSIVE AND DIFFICULT TO SWITCH NEW CUSTOMERS TO OUR NETWORK, AND LACK OF COOPERATION OF INCUMBENT OR COMPETITIVE LOCAL EXCHANGE CARRIERS CAN SLOW THE NEW CUSTOMER CONNECTION PROCESS.

It is expensive and difficult for us to switch a new customer to our network because:

     * we may have to charge the potential customer certain one-time installation fees, and, although the fees are generally less than the cost to install a new customer, they may act as a deterrent to becoming our customer, and
     * we require cooperation from carriers in instances where there is no direct connection between the customer and our network, which can complicate and add to the time that it takes to provision a new customer's service.

WE DEPEND ON OUR KEY PERSONNEL AND QUALIFIED TECHNICAL STAFF AND, IF WE LOSE THEIR SERVICES, OUR ABILITY TO MANAGE THE DAY-TO-DAY ASPECTS OF OUR BUSINESS AND COMPLEX NETWORK WILL BE WEAKENED. WE MAY NOT BE ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL, WHICH COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

We are highly dependent on the services of our management and other key personnel. The loss of the services of members of our senior executive management team or other key personnel could cause us to make less successful strategic decisions, which could hinder the introduction of new services or make us less prepared for technological or marketing problems, which could reduce our ability to serve our customers or lower the quality of our services. We believe that a critical component for our success will be the attraction and retention of qualified, professional technical and sales personnel. We may not be able to attract, develop, motivate and retain experienced and innovative personnel. If we fail to do so, there will be an adverse effect on our ability to generate revenue and operate our business.

THE OPERATION, ADMINISTRATION, MAINTENANCE AND REPAIR OF OUR SYSTEMS ARE SUBJECT TO RISKS THAT COULD LEAD TO DISRUPTIONS IN OUR SERVICES AND THE FAILURE OF OUR SYSTEMS TO OPERATE AS INTENDED FOR THEIR FULL DESIGN LIFE.

Each of our systems is and will be subject to the risks inherent in large-scale, complex telecommunications systems. The operation, administration, maintenance and repair of our systems will require the coordination and integration of sophisticated and highly specialized hardware and software technologies and equipment located throughout the world. Our systems may not continue to function as expected in a cost-effective manner. The failure of the hardware or software to function as required could render The Middle Network unable to perform at design specifications.

We cannot provide any assurances as to the actual useful life of any of the technical systems used in The Middle Network. A number of factors will ultimately affect the useful life of each of our systems, including, among other things, quality of construction, unexpected damage or deterioration and technological or economic obsolescence.

Interruptions in service or performance problems, for whatever reason, could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones. In addition, because many of our services are critical to our customers' businesses, a significant interruption in service could result in lost profits or other loss to customers. Although we attempt to disclaim liability for these losses in our service agreements, a court might not enforce a limitation on liability, which could expose us to financial loss. In addition, we expect to provide some of our customers with guaranteed service level commitments. If we are unable to meet these guaranteed service level commitments for whatever reason, we may be obligated to provide our customers with credits, generally in the form of free service for a short period of time, which could negatively affect our operating results.

THE FAILURE OF OUR BUSINESS AND OPERATIONS SUPPORT SYSTEMS TO PERFORM AS WE EXPECT COULD IMPAIR OUR ABILITY TO RETAIN CUSTOMERS AND OBTAIN NEW CUSTOMERS, OR PROVISION THEIR SERVICES, OR RESULT IN INCREASED CAPITAL EXPENDITURES, WHICH WOULD ADVERSELY AFFECT OUR REVENUES OR CAPITAL RESOURCES.

Our operations support systems are an important factor in our success. Critical information systems used in daily operations will be used to perform sales and order entry, provisioning, billing and accounts receivable functions, and cost of service verification and payment functions. If any of these systems fail or do not perform as expected, it would adversely affect our ability to process orders and provision sales, and to bill for services efficiently and accurately, all of which could cause us to suffer customer dissatisfaction, loss of business, loss of revenue or the inability to add customers on a timely basis, any of which would adversely affect our revenues. In addition, system failure or performance issues could have an adverse impact on our ability to effectively audit and dispute invoicing and provisioning data provided by service providers from whom we lease facilities. Furthermore, processing higher volumes of data or additionally automating system features could result in system breakdowns and delays and additional unanticipated expense to remedy the defect or to replace the defective system with an alternative system.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS OF OTHERS COULD PREVENT US FROM USING NECESSARY TECHNOLOGY.

While we do not believe that there exists any technology patented by others, or other intellectual property owned by others, that is necessary for us to provide our services and has not been licensed by us, there can be no assurances in this regard. If there is intellectual property that is owned by others for we which we have no license, we would have to negotiate such a license for the use of that property. We may not be able to negotiate such a license at a price that is acceptable. This could force us to cease offering products and services incorporating such property, thereby adversely affecting operating results.

OUR COSTS MAY SIGNIFICANTLY INCREASE IF THE GNU GENERAL PUBLIC LICENSE AND SIMILAR LICENSES ARE NOT ENFORCEABLE. The Linux operating system and many software applications used in our business and operations support systems have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public license is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corp., pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems or any software made available under the GNU General Public license, or significant portions of them, may not be liberally copied, modified or distributed, could significantly increase our costs or otherwise adversely affect our operations.

PHYSICAL SPACE LIMITATIONS IN OFFICE BUILDINGS AND LANDLORD DEMANDS FOR FEES OR REVENUE SHARING COULD LIMIT OUR ABILITY TO CONNECT CUSTOMERS TO OUR NETWORKS AND INCREASE OUR COSTS.

In some circumstances, connecting a customer who is a tenant in an office building to our network may require the installation of in-building cabling through the building's risers from the customer's office to our fiber in the street or building equipment room, or our antenna on the roof. In some office buildings, particularly the premier buildings in the largest markets, the risers are already close to their maximum physical capacity due to the entry of competitive carriers into the market. Direct connections may require us to obtain access to rooftops from building owners. Moreover, the owners of these buildings are increasingly requiring telecommunications service providers to pay fees or otherwise share revenue as a condition of access to risers and rooftops. We may be required to pay fees to access buildings, particularly for buildings located in larger markets, which would reduce our operating margins.

OUR INTERNATIONAL OPERATIONS MAY FACE POLITICAL, LEGAL AND OTHER RISKS FROM OUR OPERATIONS IN FOREIGN JURISDICTIONS.

We expect to derive a substantial portion of our revenue from international operations and expect to have substantial physical assets in several jurisdictions along our routes, including countries in Latin America and Western Europe. In addition, we lease capacity and obtain services from carriers in those and other regions. As a result our business is subject to particular risks from operating in these areas, including:

     * uncertain and rapidly changing political and economic conditions, including the possibility of civil unrest, vandalism affecting cable assets, terrorism or armed conflict;
     *    unexpected changes in regulatory environments and trade barriers;
     *    exposure to different legal and regulatory standards; and
     * difficulties in staffing and managing operations consistently through our several operating areas.

In addition, managing operations in multiple jurisdictions may place further strain on our ability to manage growth.

MANY OF OUR CUSTOMERS DEAL PREDOMINANTLY IN FOREIGN CURRENCIES, SO WE MAY BE EXPOSED TO EXCHANGE RATE RISKS AND OUR NET LOSS MAY SUFFER DUE TO CURRENCY TRANSLATIONS.

Many of our current and prospective customers that derive their revenue in currencies other than U.S. dollars will be invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in foreign currencies may be subject to unpredictable and indeterminate increases in the event that such currencies depreciate in value relative to the U.S. dollar. Furthermore, such customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. In addition, where we invoice for our services in currencies other than U.S. dollars, our net income or loss may suffer due to currency translations in the event that such currencies depreciate relative to the U.S. dollar and we do not elect to enter into currency hedging arrangements in respect of those payment obligations. Declines in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to market our services to customers whose revenues are denominated in those currencies. On the other hand, significant increases in the value of foreign currencies relative to the U.S. dollar could adversely affect our ability to access telecommunications bandwidth and facilities at the projected costs and therefore have a material adverse effect on our margins for our products and services and/or ability to provide services to current and prospective customers.

                  RISKS RELATED TO COMPETITION AND OUR INDUSTRY

THE PRICES FOR TELECOMMUNICATIONS SERVICES HAVE BEEN DECREASING, AND WE EXPECT THAT SUCH DECREASES WILL CONTINUE OVER TIME.

We expect price decreases in our industry to continue as demand increases for transmission capacity on existing and new networks. Accordingly, our historical revenues will not be indicative of future revenues based on comparable traffic volumes. If the prices for our services decrease for whatever reason and we are unable to increase volumes through additional services or otherwise, our operating results would be adversely affected.

TECHNOLOGICAL ADVANCES AND REGULATORY CHANGES ARE ERODING TRADITIONAL BARRIERS BETWEEN FORMERLY DISTINCT TELECOMMUNICATIONS MARKETS, WHICH COULD INCREASE COMPETITION AND PUT DOWNWARD PRESSURE ON PRICES.

New technologies, such as voice-over-IP, and regulatory changes, particularly those permitting incumbent local telephone companies to provide long distance services, are blurring the distinctions between traditional and emerging telecommunications markets. In addition, the increasing importance of data services has focused the attention of most telecommunications companies on this growing sector. As a result, a supplier to the Company is potentially a competitor , which could impair our prospects, put downward pressure on prices and adversely affect our operating results.

We face potential competition in each of our markets from the incumbent carrier in that market and from recent market entrants, including long distance carriers seeking to enter, reenter or expand entry into the local exchange marketplace and incumbent carriers seeking to enter into the long distance market as they are granted the regulatory authority to do so. This potential competition places downward pressure on prices for data services, which can adversely affect our operating results. In addition, we could face competition from other companies, such as other competitive carriers, cable television companies, microwave carriers, wireless telephone system operators and private networks built by large end-users. If we are not able to compete effectively with these industry participants, our operating results would be adversely affected.

MANY OF OUR POTENTIAL COMPETITORS HAVE SUPERIOR RESOURCES, WHICH COULD PLACE US AT A COST AND PRICE DISADVANTAGE.

Many of our potential competitors may have significant competitive advantages, including greater market presence, name recognition and financial, technological and personnel resources, superior engineering and marketing capabilities, and significantly larger installed customer bases. As a result, some of our potential competitors can raise capital at a lower cost than we can, and they may be able to adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the development, marketing and sale of products and services than we can. Also, our potential competitors' greater brand name recognition may require us to price our services at lower levels in order to win business. Our potential competitors' financial advantages may give them the ability to reduce their prices for an extended period of time if they so choose.

OUR SELECTION OF TECHNOLOGY COULD PROVE TO BE INCORRECT, INEFFECTIVE OR UNACCEPTABLY COSTLY, WHICH WOULD LIMIT OUR ABILITY TO COMPETE EFFECTIVELY.

The telecommunications industry is subject to rapid and significant changes in technology. Most technologies and equipment that we use or will use, including wireline and wireless transmission technologies, circuit and packet switching technologies, multiplexing technologies, data transmission technologies, including the Sonet, SDH, MPLS, DSL, ATM and IP technologies, and server and storage technologies may become obsolete. If we do not replace or upgrade technology and equipment that becomes obsolete, we will be unable to compete effectively because we will not be able to meet the expectations of our customers, which could cause our results to suffer.

The introduction of new technologies may reduce the cost of services similar to those that we plan to provide. As a result, our most significant potential competitors in the future may be new entrants to the telecommunications industry or existing providers that upgrade equipment with new technologies. These providers may not be burdened by an installed base of outdated equipment and, therefore, may be able to more quickly respond to customer demands.

Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changing customer needs, emerging competition and frequent new product and service introductions. The future success of our data services business will depend, in part, on our ability to accomplish the following in a timely and cost-effective manner:

o effectively use leading technologies and update or convert from existing technologies and equipment; o continue to develop technical expertise; o develop new services that meet changing customer needs; and o influence and respond to emerging industry standards and other technological changes.

Our pursuit of necessary technological advances may require substantial time and expense. Moreover, in the course of our business we must make choices regarding technology based on our understanding of technological trends. If the technology choices we make prove to be incorrect, ineffective or unacceptably costly, our ability to meet our customers' demands for existing and future telecommunications services could be impaired, which would adversely affect our growth and operating results.

CHANGES IN REGULATORY ENVIRONMENTS MAY REQUIRE US TO OBTAIN AND MAINTAIN A NUMBER OF GOVERNMENTAL LICENSES AND PERMITS.

Our operations are currently not subject to regulation in the United States and Canada. However, changing regulatory environments may require us to obtain and maintain a number of governmental licenses and permits in the future. If we fail to comply with those regulatory requirements or obtain and maintain those licenses and permits, we may not be able to conduct our business. Moreover, those regulatory requirements could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

     * Our interstate and international operations in the United States are governed by the Communications Act of 1934, as amended by the Telecom Act. There are several ongoing proceedings at the FCC and in the federal courts regarding the implementation of various aspects of the Telecom Act. The outcomes of these proceedings may affect the manner in which we are permitted to provide our services in the United States and may have a material adverse effect on our operations.
     * The intrastate activities of local telephone service companies are regulated by the states in which they do business. A number of states in which we expect to operate are conducting proceedings related to the provision of services in a competitive telecommunications environment. These proceedings may affect the manner in which we are permitted to provide our services in one or more states and may have a material adverse effect on our operations.
     * Our operations outside the United States are governed by the laws of the countries in which we operate. The regulation of telecommunications networks and services outside the United States varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other fora are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we are permitted to provide our services in these countries and may have a material adverse effect on our operations.
     * In the ordinary course of constructing our networks and providing our services we may be required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we operate. We also may have to comply with a variety of regulatory obligations. Our failure to obtain or maintain necessary licenses and authorizations, or to comply with the obligations imposed upon license-holders in one or more countries, may result in sanctions, including the revocation of authority to provide services in one or more countries.
     * The regulatory requirements to which we are subject could change in a manner that significantly increases our costs or otherwise adversely affects our operations.

ATTEMPTS TO LIMIT THE BASIC COMPETITIVE FRAMEWORK OF THE TELECOM ACT COULD INTERFERE WITH THE SUCCESSFUL IMPLEMENTATION OF OUR BUSINESS PLAN.

Successful implementation of our business plan is predicated on the assumption that the basic framework for competition in the local exchange services market established by the Telecom Act will remain in place. We expect that there will be attempts to modify, limit or eliminate this basic framework through a combination of federal legislation, new rulemaking proceedings by the FCC and challenges to existing and proposed regulations by the RBOCs. It is not possible to predict the nature of any such action or its impact on our business and operation, though the effect of certain changes could be material.

POTENTIAL REGULATION OF INTERNET SERVICE PROVIDERS COULD ADVERSELY AFFECT OUR OPERATIONS.

The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service funds. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could affect the Company by association and significantly increase our cost structure and have a material adverse effect on our business.

WE DEPEND ON THIRD PARTIES FOR MANY FUNCTIONS. IF THE SERVICES OF THOSE THIRD PARTIES BECOME UNAVAILABLE TO US, WE MAY NOT BE ABLE TO CONDUCT OUR BUSINESS.

We depend and will continue to depend upon third parties to:

     * construct and/or upgrade some of our systems and provide equipment and maintenance;
     * provide access to a number of origination and termination points of our systems in various jurisdictions; and
     * provide terrestrial and subsea capacity and services to our customers through contractual arrangements.

We cannot provide any assurances that third parties will perform their contractual obligations or that they will not be subject to political or economic events which may have a material adverse effect on their ability to provide us with necessary services. If they fail to perform their obligations, or if any of these relationships are terminated and we are unable to reach suitable alternative arrangements on a timely basis, we may not be able to conduct our business.

POWER OUTAGES AND ROLLING BLACKOUTS MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

On August 14, 2003, eight states and southern Canada experienced a widespread power outage after extreme energy fluctuations in the power grid. California experienced rolling power outages and brownouts in the San Francisco Bay Area in the year 2000 and in Los Angeles County in March and May of 2001 due to shortages of energy supply in the affected areas. Although we make every reasonable effort to protect The Middle Network from power outages, we have no control over where, when and for how long such power outages may occur and whether such outages exceed the capacity of our protection or the capacity of telecommunications bandwidth and facilities providers that provide services to us. Hence, power outages may impact The Middle Network and our business and operations support systems in a manner that disrupts our operations and have a material adverse effect on our business.

TERRORIST ATTACKS AND OTHER ACTS OF VIOLENCE OR WAR MAY ADVERSELY AFFECT THE FINANCIAL MARKETS AND OUR BUSINESS AND OPERATIONS.

As a result of the September 11, 2001 terrorist attacks and subsequent events, there has been considerable uncertainty in world financial markets. These events and concerns about future terrorist attacks could lead to volatility or illiquidity in world financial markets. They could cause consumer confidence and spending to decrease or otherwise adversely affect the economy. These events could adversely affect our business and our ability to obtain financing on favorable terms.

Future terrorist attacks against the United States or other countries in which we expect to operate are possible. Since telecommunications networks and equipment may be considered critical infrastructure, it is possible that our physical facilities or network control systems could be the target of such attacks, or that such attacks could impact other telecommunications companies in a manner that disrupts our operations. Any of these occurrences could materially adversely affect our business.

OUR COMPANY HAS NO HISTORY OF EARNINGS AND UNCERTAIN FUTURE EARNINGS.

To date, the Company has not engaged in any business or operations and has generated little revenues. There is no assurance it will generate any revenues from its proposed operations, or if it does, that such revenues, if any, will be sufficient to sustain operations.

THE UNCERTAINTY OF ADDITIONAL CAPITAL PLACES US AT RISK FOR CONTINUED
OPERATIONS.

The Company cannot offer assurances that funds will be raised when it requires them or that the Company will be able to raise funds on suitable terms. Failure to obtain such financing when needed could delay or prevent the Company's planned network roll-out, which could adversely affect the Company's business, financial condition and results of operations. If additional capital is raised through the sale of additional equity or convertible securities, dilution to the Company's stockholders is likely to occur.

THE COMPANY'S CASH FLOW COULD BE LOWER THAN ANTICIPATED DUE TO SLOWER THAN EXPECTED CUSTOMER ACCEPTANCE.

The Company has generated little cash flow and there is no assurance its proposed services will be accepted by anticipated customers, or that any such customers will accept the services at a time and in a manner that will produce revenues for the Company as and when required for operations.

PROTECTION OF THE COMPANY'S INTELLECTUAL PROPERTY IS LIMITED.

The Company has only applied for protection of its name as a service mark. There is no assurance a service mark will be granted or that the Company will be able to successfully defend its service mark if contested or infringed upon.

THE COMPANY'S STOCK PRICE MAY BE VOLATILE.

In recent years and months, the U.S. stock market has experienced significant price and volume fluctuations. These fluctuations, which are often unrelated to the operating performances of specific companies, have had a substantial effect on the market price of stocks, particularly stocks like the Company's. It is also possible that the Company's operating results will not meet the expectations of its public market analysts, which could have an adverse effect on the trading price of its common shares. Accordingly, the market price for the Company's Common Stock may fluctuate substantially.

THE COMPANY DOES NOT PLAN TO PAY DIVIDENDS.

The Company has not yet realized positive net income and has not, since incorporation, paid dividends. the Company expects to use any earnings to fund it's ongoing operations and to fund future network and market development.

MINIMAL TRADING HISTORY OF COMMON STOCK - POSSIBLE STOCK PRICE VOLATILITY.

The Company's Common Stock traded on the OTC Bulletin Board under the symbol "TUGB". The stock has only been traded since October 2003.

The market price of the Company's Common Stock could fluctuate substantially due to a variety of factors, including market perception of its ability to achieve its planned growth, the trading volume in its Common Stock, changes in general conditions in the economy, the financial markets or other developments affecting the Company or its potential competitors. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance.

PENNY STOCK REGULATIONS MAY LIMIT THE POTENTIAL PURCHASERS OF OUR STOCK IN THE MARKET.

Broker-dealer practices in connection with transactions in "PENNY STOCKS" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (the "SEC" or the "COMMISSION"). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on NASDAQ provided that current price and volume information with respect to transactions in such securities is provided by the exchange or trading system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. the Company's securities are presently subject to the penny stock rules, and, as a result, investors may find it more difficult to sell its securities.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases 180 square feet of commercial space at Suite 300, 1055 West Hastings Street, Vancouver, BC Canada V6E 2E9.

This facility houses a small satellite marketing and sales office. The Company renewed its lease on January 1, 2004, and the lease expires on December 31, 2004. The Company's monthly rent payment is Cdn$1,175.00 (approximately US$905).

The Company believes that existing facilities are adequate for its needs through the middle of the year 2004. Should the Company require additional space at that time, or prior thereto, the Company believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's shares of Common Stock trade on the OTC Bulletin Board Market under the trading symbol "TUGB." The high and low bid prices of the Company's Common Stock for the period October-December 2003 (the only quarter in its last two fiscal years that it has been traded), as quoted from the OTC Bulletin Board was:

         QUARTER               HIGH BID PRICE         LOW BID PRICE
         -------               --------------         -------------
     4th Quarter 2003              $1.30                  $0.35

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                    RECENT SALES OF UNREGISTERED SECURITIES.

The following sets forth certain information concerning the currently outstanding securities of the Company which were sold or issued by the Company during the last two years without the registration of the securities under the Securities Act in reliance on exemptions from such registrations requirements.

On July 20, 1998, the Company issued 5,000,000 shares of common stock for $1,000.00 cash. The stock was issued in reliance on an exemption from registration for non public offerings contained in section 4 (2) of the Securities Act of 1933, as amended.

Between February 11, 1999 through March 20, 1999, the Company sold 169,000 common shares to 45 persons at $0.10 per share for a total of $16,900. The shares were sold in reliance on an exemption from registration contained in Regulation D, Rule 504 of the Securities Act of 1933, as amended.

On November 15, 2000, the Company issued 250,000 shares of common stock for cash valued at $0.0002 per share. To the extent U.S. securities laws were applicable to the issuance, the issuance was made in reliance upon Rule 506 under Regulation D, and/or under Section 4(2) of the Securities Act of 1933, as amended, as a private transaction, not involving a public offering.

On May 14, 2001, the Company issued 62,500 shares of common stock for cash valued at $0.10 per share. To the extent U.S. securities laws were applicable to the issuance, the issuance was made in reliance of Rule 506 under Regulation D and/or under Section 4(2) of the Securities Act of 1933, as amended, as a private transaction, not involving a public offering.

On May 18, 2001, the Company issued 62,500 shares of common stock for cash valued at $0.10 per share. To the extent U.S. securities laws were applicable to the issuance, the issuance was made in reliance of Rule 506 under Regulation D and/or under Section 4(2) of the Securities Act of 1933, as amended, as a private transaction, not involving a public offering.

On December 11, 2003 the stockholders approved the acquisition of MidNet, Inc. a Nevada corporation for 7,506,000 shares of common stock and 300,000 shares of preferred stock. To the extent U.S. securities laws were applicable to the issuance, the issuance was made in reliance of Rule 506 under Regulation D and/or under Section 4(2) of the Securities Act of 1933, as amended, as a private transaction, not involving a public offering.

On December 30, 2003, the Company issued 550,000 in common stock to an individual (U.S. citizen) as full consideration for consulting services, pursuant to a Form S-8, filed December 18, 2004. The services include computer consulting services to develop and expand registrant's business operations and provide general business consulting services to registrant. None of the services relate to the offer or sale of securities in a capital raising transaction or the direct or indirect promotion or maintenance of a market for the registrant's securities.

                           DESCRIPTION OF SECURITIES.

The Company's Certificate of Incorporation authorizes a total share capital of 100,000,000 shares:

Preferred stock, $.001 par value; 20,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2003.

Common stock, $ 0.0001 par value; 80,000,000 shares authorized; 13,600,000 shares issued and outstanding as of December 31, 2003.

Each shareholder is entitled to one vote for each share of Common Stock owned of record. The holders of shares of Common Stock do not possess cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors, and in such event the holders of the remaining shares will be unable to elect any of THE Company's directors. Holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Company's board of directors may determine. Upon liquidation, dissolution, or winding up, the assets legally available for distribution to the Company's shareholders will be distributed ratably among the holders of the shares outstanding at the time. Holders of the Company's shares of Common Stock have no preemptive, conversion, or subscription rights, and the Company's shares of Common Stock are not subject to redemption. All the Company's outstanding shares of Common Stock are fully paid and non-assessable.

There are no restrictions in the Company's Certificate of Incorporation, as amended to date or its current , which restrict or inhibit changes in the voting control or ownership in the Company.

ITEM 6. MANAGEMENT DISCUSSION OF PLAN OF OPERATION.

The following Management's Discussion and Analysis of Plan of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with our audited Consolidated Financial Statements included herein.

OVERVIEW

On December 12, 2003, Tugboat International Inc. (the "Company") entered into an agreement to merge with MidNet Inc., a Nevada company ("MidNet") with a sales and marketing office in Canada (the "Agreement"). Under the terms of the Agreement, 100% of the issued and outstanding shares of stock of MidNet were exchanged for shares of Tugboat International Inc., resulting in MidNet becoming a wholly-owned subsidiary of Tugboat.

Pursuant to the Agreement, Tugboat had 13,050,000 shares of Common Stock issued and outstanding, post-merger, of which MidNet shareholders own 7,506,000 shares. Existing shares in MidNet were exchanged for shares in the Company at a ratio of 1:1.2240105. In addition, the three new Tugboat Directors, who were the directors of MidNet, own 300,000 shares of Tugboat Preferred Stock; and two consultants to the Company and four unrelated members of the Board of Advisors of the Company own options to purchase 1,260,000 shares of the Company's restricted Common Stock, at an exercise price of US$.50 per share.

The Company, on a consolidated basis, had nominal revenues in 2003 of $21,328, which were revenues from operations of MidNet, and the expenses incurred by the Company to date are mainly administrative, accounting, legal and consulting fees, which totaled $220,231 for the year ended December 31, 2002; $78,798 for the period ended December 11, 2003; and $2,127 for the period December 12 to 31, 2003.

MidNet is a development stage company without established operations or revenues. It is unable to satisfy cash requirements without financial support or other funding. Management and certain investors have made $132,300 of capital contributions to MidNet. The Company anticipates, but has no assurance, that it will meet its cash requirements for the foreseeable future from revenues from proposed operations, without raising additional funds through the capital markets required to fulfill the goals of its business plan.


MidNet is a networking company that proposes to aggregate bandwidth, and with its proprietary configuration technology, intends to deliver to its clients a secure, reliable and neutral dynamic private network that is cost effective.


MidNet developed The Middle Network to act as the `middle layer' between telecommunication infrastructure companies and application service providers, all to the benefit of end users.

The Company believes it has a strong technical foundation to develop its proposed network. The technical background of its management and advisory team span more than thirty years.

PLAN OF OPERATIONS

During the previous fiscal year, and prior to the merger with MidNet, Tugboat had been in the design phase of a web site for the buying, selling, trading and auctioning of collectible and valuable coins on the Internet with no commercial success. The Company, under new management and direction, has a plan of operation it intends to put into action as soon as sufficient funds have been raised to commit to the delivery of network services to its anticipated customers.

The Company's plan of operations over the next 12 months is to obtain funding to implement its business plan. The Company is classified as a development stage company because its principal activities involve seeking and developing business activities.

SHORT TERM GOAL

The Company will focus its efforts on enabling the following types of application services:

     *  Digital media transfer
     *  Digital collaboration
     *  Security
     *  Videoconferencing
     *  E-commerce transaction fulfillment
     *  Unified messaging (including email)

The initial network rollout is expected to include the seven key media centers as set out in the business plan contained herein: Montreal, Toronto, Vancouver, Los Angeles, Chicago, New York and London, England. Also, the Company will continue to develop strategic relationships.

LONG TERM GOAL

Our goal is to expand The Middle Network to further penetrate both national and international markets, and secure additional business opportunities.

Management is of the opinion that sufficient working capital may not be available from internal operations during the next twelve months. Thus, the Company may not be able to meet its obligations and commitments from revenues alone.

The Company is making its plans based on the assumption the Company will continue as a going concern, but there is no assurance we will be able to do so. Management is unsure whether proposed current operations, once commenced, will be able to provide sufficient revenues to meet operating costs and expansion.

MidNet intends to continue efforts to obtain market penetration and consumer awareness of The Middle Network, while focusing and building on its client list of media-based customers and exploring other vertical markets. These markets include government, security, legal, health, financial, engineering, and other industries that require the movement of large amounts of data in a reliable, high speed and secure environment.

The Company will require additional funds to further develop its marketing and branding plans. Although it may need to raise additional funds for business development, the Company has no assurance that it will be able to obtain such financing. If adequate funds are not available, business development will be adversely affected.

Future capital requirements will also depend on one or more of the following factors:

     *    market acceptance of the Company's proposed services;
     *    the extent and progress of research and development programs;
     *    competing technological and market developments; and
     *    the costs of commercializing our proposed services.

There can be no assurance that funding will be available on favorable terms to permit successful commercialization of the business plan or that we will be successful in our business operations.

In addition, the Company has no credit facility or other committed sources of capital. It may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet our future capital requirements, the Company may have to raise additional funds to continue operations. There can be no assurance that the funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in substantial dilution to shareholders.

Until such time as the proposed business is sufficiently developed, the Company does not expect to have any significant revenues from operations. It anticipates that, if its business plan becomes fully operational, it will generate sufficient revenues to maintain operations. There is no assurance that the Company will be successful in selling telecommunications services metered in gigabyte units or otherwise generating revenues. The Company has no other sources of revenue. Therefore, if not successful in its proposed business, the Company will be unable to achieve revenues under our current business plan.

The Company does not anticipate significant research and development expenses over the next twelve months. However, it does plan on making significant equipment purchases and will probably increase the number of staff, consistent with our business plan and financials.

The Company's websites can be found at: www.midnetinc.com

SUBSEQUENT EVENTS

The Company will soon change its name from Tugboat International Inc., to MidNet, Inc., which will also change its trading symbol.

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's future annual and quarterly operating results, if any, may fluctuate significantly as a result of numerous factors, including:

     1. the amount and timing of expenditures required to develop the Company's software and its licensing and strategic relationships to enhance sales and marketing;
     2. changes in the growth rate of Internet usage and the interest of consumers in using the Internet ; and
     3. the emergence of new services and technologies in the market in which the Company plans to deliver services.

The Company also faces foreign currency exchange risk if a majority of its revenue is denominated in U.S. currency and a majority of its operating costs are incurred in Canadian currency. Significant fluctuations in the foreign exchange rate between U.S. and Canadian currency will result in fluctuations in the Company's annual and quarterly results.

IMPACT OF INFLATION

The Company believes that inflation has not had a material effect on its past business.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company will account for business combinations in accordance with the guidance in SFAS No. 141.

In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement establishes accounting and reporting standards for goodwill and intangibles for years commencing after December 15, 2001. Whether already acquired or subsequently acquired after the effective date, companies are required to identify intangibles with finite lives and those with indefinite lives. Those intangibles with finite lives are to be amortized over the estimated useful lives of the assets while those with indefinite lives are not to be amortized. Each intangible or goodwill asset should be analyzed at least annually for impairment where the carrying value is in excess of the fair value of the intangibles. The asset's carrying value is to be reduced by a charge to income if the fair value is lower than the carrying value. The Company has adopted SFAS No. 142 as of December 31, 2001. Management does not feel that the standard will materially affect the Company.

In June 2001 the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SASF 143 requires that retirement obligations be recognized as they occur and display as liabilities. This Statement applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and the normal operation of a long-lived asset. Management does not feel that the standard will materially affect the Company.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 modifies the rules for accounting for the impairment or disposal of long-lived assets. The new rules become effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. Management does not feel that this standard will materially affect the Company.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and related financial information required to be filed are attached hereto. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Registrant retained ARMANDO C. IBARRA, Certified Public Accountant as its auditor at inception of the Company.

During the two previous fiscal years, the auditor expressed no adverse opinion, nor was any audit qualified or modified. There were no disagreements of any kind between TUGBOAT INTERNATIONAL, INC. and its auditor.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Although the Company's Bylaws provide for a Board of Directors consisting of not less than two nor more than five directors, and the number is determined by a properly approved resolution of the Board. The Board currently consists of three
(3) directors.

                        DIRECTORS AND EXECUTIVE OFFICERS

     NAME             AGE                     POSITION
     ----             ---                     --------
Peter Fentiman        59     Director, President and Chief Executive Officer
Tilo Kunz             38     Director
Ruedi Aschwanden      46     Director, interim Secretary and Treasurer
Tom Locke             53     Executive Vice President of Strategic Planning

Peter Fentiman has been the Director, President, CFO and its Chief Executive Officer of the Company since December 11, 2003. Mr. Fentiman has also served as a Director, President and the Chief Executive Officer of the Company's wholly-owned subsidiary, MidNet, Inc., since January 2002. Prior to joining the MidNet, Mr. Fentiman was a Management Consultant since 1991. Mr. Fentiman received a business diploma from the Eastern Ontario Institute of Technology, in 1964. Since January 1, 2004, Mr. Fentiman devotes approximately 90% of his time to the business of the Company.

Tilo Kunz has been a member of the Company's Board of Directors since December 11, 2003. Mr. Kunz has also served as a Director of the Company's wholly owned subsidiary, MidNet, Inc., since 2002. Prior to joining MidNet, Mr. Kunz was a media-based communications consultant since 1995. Mr. Kunz received a business diploma from the British Columbia Institute of Technology, in 1989. Since January 1, 2004, Mr. Kunz devotes approximately 80% of his time to the business of the Company.

Ruedi Aschwanden has been Director and interim Secretary and Treasurer of the Company since December 11, 2003. Mr. Aschwanden has also served as a Director of the Company's wholly owned subsidiary, MidNet, Inc., since January 2002. Prior to joining MidNet, since 1998, Mr. Aschwanden was a business and technology consultant for high-tech startups and technical service providers in the entertainment industry. Mr. Aschwanden received a Masters degree in Business Administration from the Simon Fraser University of Vancouver, BC, in 1996. Since January 1, 2004, Mr. Aschwanden devotes approximately 90% of his time to the business of the Company.

Tom Locke has been Executive Vice President of Strategic Planning of the Company since December 11, 2003. Since January 2002, Mr. Locke also served in a similar capacity for the Company's wholly-owned subsidiary, MidNet, Inc. Prior to joining MidNet, since 1996, Mr. Locke was President of Hub Consulting Services, and still serves in such capacity. Mr. Locke received an MBA degree from York University in Toronto in 1977. Since January 1, 2004, Mr. Locke devotes approximately 90% of his time to the business of the Company.

                   INDEMNIFICATION OF DIRECTORS AND OFFICERS.

Section 145 of the General Corporation Law of the State of Delaware provides that a Delaware corporation has the power, under specified circumstances, to indemnify its directors, officers, staff, and agents, against expenses incurred in any action, suit, or proceeding. There are no specific provisions in either the articles or the bylaws.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for the two-year period ended December 31, 2003, the cash and other compensation paid to the Company's Chief Executive Officer. No other executive officer had annual compensation in excess of $100,000 during such period.

                           SUMMARY COMPENSATION TABLE

No compensation was paid by the Company during the prior two fiscal years.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

On December 11, 2003, in connection with its merger with MidNet, the Company granted its Advisory Board members and a consultant options to purchase a total of 1,260,000 shares of the Company' s restricted Common Stock, at an exercise price of $.50 per share. The options for 700,000 of the shares expire in 2009 and the options for the remaining 560,000 shares expire in 2010.

                            COMPENSATION OF DIRECTORS

The directors of the Company are not compensated for their services although such directors may from time to time be awarded options or other incentives by the Company. However, directors will be reimbursed for their out-of-pocket expenses incurred in connection with their attendance at Board meetings.

                            CONTRACTUAL ARRANGEMENTS

On December 11, 2003, the Company assumed MidNet's written consultant contract with Tom Locke, an officer of the Company. Mr. Locke receives a monthly salary of US$5,000.00 for his services, which are focused primarily on positioning and branding the Company's services. This contract may be terminated at any time upon 30 days' notice by either party. This contract is being paid on a month-to-month basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following tables set forth the ownership, as of December 31, 2003, of our common stock (a) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, and (b) by each of our directors, by all executive officers and by our directors as a group. To the best of our knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

Security Ownership of Officers and Directors.

TITLE
 OF                   CURRENT                        NO. OF          NATURE OF
CLASS             NAME & ADDRESS                     SHARES          OWNERSHIP
-----             --------------                     ------          ---------
Common            Peter Fentiman                   2,448,000         Direct-18%
                  306 3680 Banff Court
                  North Vancouver, B.C.
                  Canada V7H 2Y7
Preferred                                            100,000       Direct-33.3%

Common            Tilo Kunz                        2,448,000       Direct-18%
                  5182 Redonda Drive
                  North Vancouver, B.C.
                  Canada V7R 3K3
Preferred                                            100,000       Direct-33.3%


Common            Ruedi Aschwanden                 2,448,000       Direct-18%
                  261 E. 11th Street
                  North Vancouver, B.C.
                  Canada V7L 2G8
Preferred                                            100,000       Direct-33.3%

All Officers and Directors as a
 Group (Approx.) (3 Individuals)      Common       7,344,000       Direct 54%
                                      Preferred      300,000       Direct-100%

Mr. Locke, 2930 Yukon Street., Vancouver, B.C., Canada V5Y 3R3, has options to purchase up to 500,000 shares of restricted Common Stock at an exercise price of $.50 per share. These options expire in 2009.

(c) Changes in Control.

There are currently no arrangements, which would result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 11, 2003, registrant ("Tugboat"), by and through its wholly-owned subsidiary, Tugboat Acquisition Corp., a Nevada corporation ("TAC"), entered into a merger and reorganization agreement to acquire 100% of the total issued and outstanding shares of MidNet, Inc., a Nevada corporation ("MidNet"), from the shareholders of MidNet, in full and sole consideration of 7,506,000 shares of the registrant's restricted Common Stock, representing 58% of the total outstanding shares of Common Stock of Tugboat, post-merger. The transaction did not involve the transfer of any funds. The 7,506,000 shares were issued directly by Tugboat from its authorized but unissued shares of Common Stock. The shareholders of MidNet now have direct beneficial ownership and voting control of Tugboat.

In addition, the holders of 300,000 shares of Preferred Stock of MidNet exchanged their shares for 300,000 shares of Tugboat Preferred Stock, $.0001 per share par value. The 300,000 Tugboat Preferred Shares have the identical rights and preferences as the 300,000 Preferred Shares issued by MidNet. In addition, options for members of the Advisory Board and a consultant of MidNet to acquire 1,260,000 restricted shares of MidNet, at an exercise price of $.50 per share, were exchanged for options to acquire 1,260,000 restricted shares of Tugboat, at an exercise price of $.50 per share, on the same terms and conditions of the MidNet options.

There are no arrangements or understandings among members of the former and/or the new control groups of the Company and/or their respective associates with respect to the election of directors or other matters.

Concurrent with the merger, the following persons were appointed as Directors of the Company: Ruedi Aschwanden, Tilo Kunz and Peter Fentiman. Karen A. Batcher resigned as President, Secretary and Treasurer of Tugboat and the Board of Directors appointed Peter Fentiman to serve as President, CEO and CFO. Mr. Aschwanden was appointed to serve as interim Secretary and Treasurer.

There are no arrangements, known to the registrant, the operation of which may, at a subsequent date, result in a change in control of registrant.

The shareholders of MidNet now have direct beneficial ownership and voting control of 55% of the total issued and outstanding shares of the Company's Common Stock.

Subsequent to December 31, 2003, certain holders of warrants to purchase up to 2,000,000 shares of the Company's restricted Common Stock exercised their warrants to acquire 1,827,450 shares, at a price of $.75 per share. No shares have yet been issued based upon this exercise. However, based upon the exercise of the warrants, as of February 17, 2004, the Company has received a total of US$1,021,762.68.

Based on the independent contractor agreements they have with the Company, commencing February 1, 2004, Mssrs. Fentiman, Kunz and Aschwanden, who are officers and directors of the Company, receive compensation of US$2,500.00 per month. They receive no compensation for their respective services as officers and directors, PER SE.

ITEM 13. INDEX TO EXHIBITS

The following exhibits are filed pursuant to Rule 601 of Regulation S-B.

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
3.1    Certificate of Incorporation of the Company filed on January 2, 2001.*

3.2    Bylaws of the Company filed on January 2, 2001.*

31     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002

32     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002

----------
* PREVIOUSLY FILED and incorporated by reference to the registrant's Form-10SB12G, filed January 2, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 17th day of February, 2004


                                  By: /s/ Peter Fentiman
                                     ----------------------
                                     Peter Fentiman
                                     CEO

February 17, 2004

FINANCIAL STATEMENTS

                          TUGBOAT INTERNATIONAL, INC.,
                                 AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                          DECEMBER 31, 2003, AND 2002,
                                      WITH
                                 AUDIT REPORT OF
                          CERTIFIED PUBLIC ACCOUNTANTS


                                ARMANDO C. IBARRA
                           Certified Public Accountant
                           A Professional Corporation

Armando C. Ibarra, C.P.A.                   Members of the American Institute of
                                            Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the California Society of
                                            Certified Public Accountants
                                Members of the Better Business Bureau since 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Tugboat International, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Tugboat International, Inc. as of December 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tugboat International, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Armando C. Ibarra
-----------------------------
Armando C. Ibarra, CPA-APC

January 28, 2004
Chula Vista, California

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                  Year Ended          Year Ended
                                                                  December 31,        December 31,
                                                                     2003                2002
                                                                   ---------           ---------
                                     ASSETS

Current Assets
  Cash                                                             $  67,074           $      59
                                                                   ---------           ---------
Total Current Assets                                                  67,074                  59

Net Property & Equipment                                               6,066                  --

Other Assets
  Organization costs                                                      --                 476
  Security deposits                                                      758                  --
  Prepaid expenses                                                    25,000                  --
                                                                   ---------           ---------
Total Other Assets                                                    25,758                 476
                                                                   ---------           ---------

      TOTAL ASSETS                                                 $  98,898           $     535
                                                                   =========           =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $   9,934           $   2,485
  Consulting fees payables                                           130,000                  --
  Taxes payable                                                          744                  --
                                                                   ---------           ---------
Total Current Liabilities                                            140,678               2,485
                                                                   ---------           ---------

      TOTAL LIABILITIES                                              140,678               2,485

Stockholders' Equity
  Preferred stock, ($.001 par value, 20,000,000 shares
   authorized; 300,000 and -0- shares issued and
   outstanding, respectively.)                                           300                  --
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 13,600,000 and 5,544,000 shares
   issued and outstanding, respectively.)                              1,359                 554
  Additional paid-in capital                                          91,708              29,896
  Stock warrants                                                      99,750                  --
  Stock subscriptions                                               (195,800)                 --
  Deficit accumulated during development stage                       (39,097)            (32,400)
                                                                   ---------           ---------
Total Stockholders' Equity                                           (41,780)             (1,950)
                                                                   ---------           ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  98,898           $     535
                                                                   =========           =========

               See Notes to the Consolidated Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                               July 20, 1998
                                                                                 (inception)
                                           Year Ended         Year Ended           through
                                           December 31,       December 31,       December 31,
                                              2003               2002               2003
                                           -----------        -----------        -----------
Revenues
  Revenues                                 $        --        $        --        $        --
                                           -----------        -----------        -----------
Total Revenues                                      --                 --                 --

General & Administrative Expenses                6,723              3,893             39,823
                                           -----------        -----------        -----------
Total General & Administrative Expenses          6,723              3,893             39,823

Other Income & (Expenses)
  Other income                                      26                 --                726
                                           -----------        -----------        -----------
Total Other Income & (Expenses)                     26                 --                726
                                           -----------        -----------        -----------

Net Income (Loss)                          $    (6,697)       $    (3,893)       $   (39,097)
                                           ===========        ===========        ===========

Basic earnings (loss) per share            $     (0.00)       $     (0.00)
                                           ===========        ===========
Weighted average number of
 common shares outstanding                   5,978,866          5,544,000
                                           ===========        ===========

DILUTED EARNINGS (LOSS) PER SHARE          $     (0.00)       $        --
                                           ===========        ===========
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                   6,049,140                 --
                                           ===========        ===========

               See Notes to the Consolidated Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
            From July 20, 1998 (inception) through December 31, 2003
--------------------------------------------------------------------------------

                                                 Preferred                      Common
                                         Preferred       Stock          Common         Stock
                                           Stock         Amount         Stock          Amount
                                           -----         ------         -----          ------
Stock issued for cash on July 20,
1998 @ $0.0001 per share                $       --     $       --      5,000,000     $      500

Net income, July 20, 1998 (inception)
through December 31, 1998
                                        ----------     ----------     ----------     ----------
Balance, December 31, 1998                      --             --      5,000,000            500
                                        ==========     ==========     ==========     ==========
Stock issued for cash on March 20,
1999 @ $0.0001 per share                                                 169,000             17

Net loss, December 31, 1999
                                        ----------     ----------     ----------     ----------
Balance, December 31, 1999                      --             --      5,169,000            517
                                        ==========     ==========     ==========     ==========
Stock issued for cash on November 15,
2000 @ $0.0002 per share                                                 250,000             25

Net loss, December 31, 2000
                                        ----------     ----------     ----------     ----------
Balance, December 31, 2000                      --             --      5,419,000            542
                                        ==========     ==========     ==========     ==========
Stock subscription receivable

Stock issued for cash on May 14,
2001 @ $0.10 per share                                                    62,500              6

Stock issued for cash on May 18,
2001 @ $0.10 per share                                                    62,500              6

Net loss, December 31, 2001
                                        ----------     ----------     ----------     ----------
Balance, December 31, 2001                      --             --      5,544,000            554
                                        ==========     ==========     ==========     ==========
Net loss, December 31, 2002
                                        ----------     ----------     ----------     ----------
Balance, December 31, 2002                      --             --      5,544,000            554
                                        ==========     ==========     ==========     ==========
Capital Contribution

Recapitalization (note 1)                  300,000            300      7,506,000            750

Stock subscription issued for
consulting services                                                      550,000             55

Net loss, December 31, 2003
                                        ----------     ----------     ----------     ----------
Balance, December 31, 2003                 300,000     $      300     13,600,000     $    1,359
                                        ==========     ==========     ==========     ==========

                                                                          Deficit
                                                                        Accumulated
                                       Additional         Stock           During
                                        Paid-in        Subscription     Development
                                        Capital         Receivable         Stage          Total
                                        -------         ----------         -----          -----

Stock issued for cash on July 20,
1998 @ $0.0001 per share               $     500         $      --       $      --      $   1,000

Net income, July 20, 1998 (inception)
through December 31, 1998                                                       --             --
                                       ---------         ---------       ---------      ---------
Balance, December 31, 1998                   500                --              --          1,000
                                       =========         =========       =========      =========
Stock issued for cash on March 20,
1999 @ $0.0001 per share                  16,883                                           16,900

Net loss, December 31, 1999                                                 (2,633)        (2,633)
                                       ---------         ---------       ---------      ---------
Balance, December 31, 1999                17,383                --          (2,633)        15,267
                                       =========         =========       =========      =========
Stock issued for cash on November 15,
2000 @ $0.0002 per share                      25               (50)                            --

Net loss, December 31, 2000                                                (11,208)       (11,208)
                                       ---------         ---------       ---------      ---------
Balance, December 31, 2000                17,408               (50)        (13,841)         4,059
                                       =========         =========       =========      =========
Stock subscription receivable                                   50                             50

Stock issued for cash on May 14,
2001 @ $0.10 per share                     6,244                                            6,250

Stock issued for cash on May 18,
2001 @ $0.10 per share                     6,244                                            6,250

Net loss, December 31, 2001                                                (14,666)       (14,666)
                                       ---------         ---------       ---------      ---------
Balance, December 31, 2001                29,896                --         (28,507)         1,943
                                       =========         =========       =========      =========
Net loss, December 31, 2002                                                 (3,893)        (3,893)
                                       ---------         ---------       ---------      ---------
Balance, December 31, 2002                29,896                --         (32,400)        (1,950)
                                       =========         =========       =========      =========
Capital Contribution                       6,520                                            6,520

Recapitalization (note 1)               (140,153)             (300)                      (139,403)

Stock subscription issued for
consulting services                      195,445          (195,500)                            --

Net loss, December 31, 2003                                                 (6,697)        (6,697)
                                       ---------         ---------       ---------      ---------
Balance, December 31, 2003             $  91,708         $(195,800)      $ (39,097)     $(141,530)
                                       =========         =========       =========      =========

               See Notes to the Consolidated Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                          July 20, 1998
                                                                                           (inception)
                                                          Year Ended       Year Ended        through
                                                          December 31,     December 31,    December 31,
                                                             2003             2002            2003
                                                          -----------      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                       $    (6,697)     $    (3,893)    $   (39,097)
  Depreciation                                                  5,015
  (Increase) decrease in organization costs                       476               --              --
  (Increase) decrease in security deposits                       (758)              --            (758)
  (Increase) decrease in prepaid expenses                     (25,000)              --         (25,000)
  Increase (decrease) in consulting fees payables             130,000               --         130,000
  Increase (decrease) in taxes payables                           744               --             744
  Increase (decrease) in accounts payable                       7,449            2,485           9,934
  Common stock issued for services                            195,500                0         195,500
                                                          -----------      -----------     -----------
     Net cash provided by (used in) operating
      activities                                              301,714           (1,408)        276,338

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                          (6,066)              --         (11,081)
                                                          -----------      -----------     -----------
     Net cash provided by (used in) investing
      activities                                               (6,066)              --         (11,081)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                                     300               --             300
  Issuance of common stock                                        750               --           1,304
  Additional paid in capital                                 (133,633)              --        (103,737)
  Stock warrants                                               99,750               --          99,750
  Subscription receivable                                    (195,800)              --        (195,800)
                                                          -----------      -----------     -----------
     Net cash provided by (used in) financing
      activities                                             (228,633)              --        (198,183)
                                                          -----------      -----------     -----------

Net increase (decrease) in cash                                67,015           (1,408)         67,074

Cash at beginning of year                                          59            1,467              --
                                                          -----------      -----------     -----------

Cash at end of year                                       $    67,074      $        59     $    67,074
                                                          ===========      ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                           $        --      $        --     $        --
                                                          ===========      ===========     ===========
  Income taxes paid                                       $        --      $        --     $        --
                                                          ===========      ===========     ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition of subsidiary       $ 7,506,000      $        --     $ 7,506,000
                                                          ===========      ===========     ===========
  Preferred stock issued for acquisition of subsidiary    $   300,000      $        --     $   300,000
                                                          ===========      ===========     ===========
Stock issued for services                                 $   195,000      $        --     $   195,000
                                                          ===========      ===========     ===========

               See Notes to the Consolidated Financial Statements

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2003


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Tugboat International, Inc was incorporated in the State of Delaware, United States of America on July 20, 1998, under the Delaware Revised Statutes, Chapter 78, Private Companies. On December 11, 2003 the Company entered into a recapitalization with MidNet Inc. (a Nevada Corporation).

On December 11, 2003 Tugboat International, Inc. and MidNet, Inc. completed an Agreement and Plan of Merger whereby Tugboat International issued 7,506,000 shares of its common stock and 300,000 of its preferred stock in exchange for all of the outstanding common stock of MidNet, Inc. Immediately prior to the Agreement and Plan of Merger, Tugboat International, Inc. had 5,544,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of MidNet, Inc. because the shareholders of MidNet, Inc. controlled Tugboat International, Inc. after the acquisition. Therefore, Midnet, Inc. was treated as the acquiring entity for accounting purposes and Tugboat International, Inc. was the surviving entity for legal purposes.

The company's purpose is to provide a reliable network-operating environment within a secure private network and acts as the middle layer between telecommunication infrastructure companies, Application Service Providers and the end users. Tugboat International provides the means to move high-speed secured data, metered in gigabyte units, for a broad mix of services within Tugboat's secure environment, including:

     *  Digital media transfer
     *  Digital collaboration
     *  Security
     *  Video conferencing
     *  E-commerce transaction fulfillment
     *  Unified managing (including email)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2003


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

D. CONSOLIDATION

The accompanying financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

E. INCOME TAXES

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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2003


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

F. USE OF ESTIMATES

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses and gains during the reporting periods. Actual results could differ from estimates.

G. RELATED PARTY TRANSACTIONS

Related parties include directors and officers the shares. The company discloses all transactions, other than those in the ordinary course of business, with these related parties.

H. PROPERTY & EQUIPMENT

Property and equipment are recorded at cost. Minor additions renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture).

I. DEVELOPMENT STAGE ENTERPRISE

The company is a development stage enterprise that presents its financial statements in conformity with the generally accepted accounting principles that apply to the established operating enterprises. As such, the company charges all administrative expenses to operations in the year they occur. The company capitalizes only those costs that it expects to recover through future operations and those costs are subject to a regular review for possible impairment.

As a development stage enterprise, the company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to December 31, 2003.

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2003


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

J. FOREIGN CURRENCY

All financial information is expressed in US dollars. Financial assets and liabilities denominated in a currency other than US dollars are translated using the period end exchange rates. Revenues and expenses denominated in other than US dollars are translated using the average exchange rates for the period. Currency gains or losses are treated as a current period transaction and are reported on the operating statement.

NOTE 3.  CONSULTING FEES PAYABLE

The company entered into an agreement with two consultants on April 1, 2002 and June 1, 2002 respectively, in which the consultants agree to provide strategic planning and financial services to the company, for a fee of $5,000 each per month. During the year the company accrued $55,000 in consulting fees and terminated the consulting agreement for financial services. Cash payment of the fees shall commence once the company is successful in raising funds and the financing is in place. The consultant, at his option, will have the opportunity to take shares at a value of $1.00 US per share in lieu of cash, or a combination of cash and shares.

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

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2003


NOTE 6. PROPERTY & EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                                    2003
                                                                  --------
     Property & Equipment
     Office Equipment                                             $ 11,081
                                                                  --------
     Total Office Equipment                                         11,081
     Accumulated depreciation                                       (5,015)
                                                                  --------
     Net Property & Equipment                                     $  6,066
                                                                  ========

NOTE 7. INCOME TAXES

a. The Company is in the development stage and has not yet earned any revenue or income. No provision for additional income tax recovery has been recorded by the company due to its losses indicating that, more likely than not, none of the deferred income tax assets will be realized.

b. Due to the company not having earned any revenue or income, it has an effective tax rate of zero percent.

c.   Losses available for deduction against future taxable income is as follows:

                                                            Loss Expiration Date
                                                            --------------------
     1998 Net Operating Income             $      0                  --
     1999 Net Operating Loss                 (2,633)                2019
     2000 Net Operating Loss                (11,208)                2020
     2001 Net Operating Loss                (14,666)                2021
     2002 Net Operating Loss                 (3,893)                2022
     2003 Net Operating Loss                 (6,697)                2023
                                           --------
     Net Operating Loss                    $(39,097)
                                           ========

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2003


NOTE 7. INCOME TAXES (CONTINUED)

d.
                                                         As of December 31, 2003
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 5,865
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     5,865
     Valuation allowance                                          (5,865)
                                                                 -------

     Net deferred tax assets                                     $     0
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

NOTE 8. STOCK TRANSACTIONS

For transactions with other than employee's stock issuance are in accordance with paragraph 8 of SFAS 123, where issuance's shall be accounted for based on the fair value of the consideration received. Transactions with employee's stock issuance are in accordance with paragraphs (16-44) of SFAS 123, where issuance's shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliable measurable.

On July 20, 1998, the Company issued 5,000,000 shares of common stock for cash valued at $0.0001 per share.

On March 20, 1999, the Company issued 169,000 shares of common stock for cash valued at $0.0001 per share.

On November 15, 2000, the Company issued 250,000 shares of common stock for cash valued at $0.0002 per share.

On May 14, 2001, the Company issued 62,500 shares of common stock for cash valued at $0.10 per share.

On May 18, 2001, the Company issued 62,500 shares of common stock for cash valued at $0.10 per share.

                           TUGBOAT INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             As of December 31, 2003


NOTE 8. STOCK TRANSACTIONS (CONTINUED)

On December 11, 2003 the stockholders approved the acquisition of MidNet, Inc. a Nevada corporation for 7,506,000 shares of common stock and 300,000 shares of preferred stock.

On December 30, 2003, the Company issued a stock subscription of 550,000 in common stock a stock for consulting services.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2003.

Preferred stock, $ 0.001 see above note on discrepancy par value; 20,000,000 shares authorized; 300,000 and -0- shares issued and outstanding as of 2003 and 2002, respectively.

Common stock, $ 0.0?01 par value; 80,000,000 shares authorized; 13,600,000 and 5,544,000 shares issued and outstanding as of 2003 and 2002, respectively.

NOTE 10. ISSUANCE OF SHARES FOR SERVICES

In accordance with SFAS 8 the valuation of shares for services is based on the fair market value of services received or rendered, whichever is more reliably measurable.

A total of 550,000 shares of common stock were issued for consulting services for the year ended December 31, 2003.

NOTE 11. ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, non-employees and directors of the Company. The valuations of shares for services are based on the fair market value of services. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 were the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model.