Form 10QSB
period 2004-03-31
MIDNET INC
filed 2004-05-17
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 134

                  For the quarterly period ended March 31, 2004


                                  MidNet, Inc.
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                          95-4735256
(State of incorporation)                    (I.R.S. Employer Identification No.)


                       Suite 300-1055 West Hastings Street
                         Vancouver, B.C. Canada V6E 2E9
                                 (604) 609-6188
          (Address and telephone number of principal executive offices)


                           Tugboat International, Inc.
                                  (Former name)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 14, 2004 there were 15,219,335 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

                   Documents incorporated by reference: None.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  MIDNET, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                   As of March 31, 2004 and December 31, 2003

                                                                    March 31,         December 31,
                                                                      2004               2003
                                                                   -----------        -----------
                                                                   (Unaudited)
                                     ASSETS
Current Assets
  Cash                                                             $   996,378        $    67,074
  GST tax receivable                                                     1,645
                                                                   -----------        -----------
TOTAL CURRENT ASSETS                                                   998,023             67,074

NET PROPERTY & EQUIPMENT                                                10,379              6,066

OTHER ASSETS
  Investments                                                           25,000                 --
  Security deposits                                                        758                758
  Prepaid expenses                                                           0             25,000
                                                                   -----------        -----------
TOTAL OTHER ASSETS                                                      25,758             25,758
                                                                   -----------        -----------
TOTAL ASSETS                                                       $ 1,034,160        $    98,898
                                                                   ===========        ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable and accrued expenses                            $    18,298        $     9,934
  Consulting fees payables                                                  --            130,000
  Taxes payable                                                            744
                                                                   -----------        -----------
TOTAL CURRENT LIABILITIES                                               18,298            140,678
                                                                   -----------        -----------

     TOTAL LIABILITIES                                                  18,298            140,678
                                                                   -----------        -----------

STOCKHOLDERS' EQUITY
  Preferred stock, ($.001 par value, 20,000,000 shares
   authorized; 300,000 shares issued and outstanding)                      300                300
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 15,219,400 and 13,600,000 shares
   issued and outstanding, respectively.)                                1,524              1,359
  Additional paid-in capital                                         1,357,793             91,708
  Stock warrants                                                        99,750
  Stock subscriptions                                                 (195,500)          (195,800)
  Treasury stock                                                       (25,000)
  Deficit accumulated during development stage                        (123,255)           (39,097)
                                                                   -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                                           1,015,862            (41,780)
                                                                   -----------        -----------

     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)            $ 1,034,160        $    98,898
                                                                   ===========        ===========

                   MIDNET, INC.
          (A Development Stage Company)
      Consolidated Statements of Operations
                   (Unaudited)

                                                                               July 20, 1998
                                             Three Months     Three Months      (inception)
                                                Ended            Ended            through
                                               March 31,        March 31,         March 31,
                                                 2004             2003              2004
                                             -----------       -----------       -----------
REVENUES
  Revenues                                   $        --       $        --       $        --
                                             -----------       -----------       -----------
TOTAL REVENUES                                        --                --                --

OTHER GENERAL & ADMINISTRATIVE EXPENSES           84,158             1,801           123,981
                                             -----------       -----------       -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES           84,158             1,801           123,981

OTHER INCOME & (EXPENSES)
  Other income                                                                           726
                                             -----------       -----------       -----------
TOTAL OTHER INCOME & (EXPENSES)                                                          726
                                             -----------       -----------       -----------

NET INCOME (LOSS)                            $   (84,158)      $    (1,801)      $  (123,255)
                                             ===========       ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE              $     (0.01)      $     (0.00)
                                             ===========       ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                    13,941,873         5,544,000
                                             ===========       ===========

DILUTED EARNINGS (LOSS) PER SHARE            $     (0.01)      $        --
                                             ===========       ===========
WEIGHTED AVERAGE OF DILUTED
 COMMON SHARES OUTSTANDING                    14,541,873         5,544,000
                                             ===========       ===========

                                  MIDNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FROM JULY 20, 1998 (INCEPTION) THROUGH MARCH 31, 2004

                                             Preferred                 Common      Additional
                                Preferred      Stock      Common       Stock        Paid-in
                                  Stock        Amount      Stock       Amount       Capital
                                  -----        ------      -----       ------       -------
Stock issued for
cash on July 20,
1998 @ $0.0001 per
share                            $     --       $  --     5,000,000    $   500    $       500

Net income, July 20,
1998 (inception) through
December 31, 1998
                                 --------       -----   -----------    -------    -----------
BALANCE, DECEMBER 31, 1998             --          --     5,000,000        500            500
                                 ========       =====   ===========    =======    ===========
Stock issued for
cash on March 20,
1999 @ $0.0001
per share                                                   169,000         17         16,883

Net loss, December 31, 1999

BALANCE, DECEMBER 31, 1999             --          --     5,169,000        517         17,383
                                 ========       =====   ===========    =======    ===========
Stock issued for
cash on November 15,
2000 @ $0.0002 per
share                                                       250,000         25             25

Net loss, December 31, 2000
                                 --------       -----   -----------    -------    -----------
BALANCE, DECEMBER 31, 2000             --          --     5,419,000        542         17,408
                                 ========       =====   ===========    =======    ===========
Stock subscription
receivable

Stock issued for
cash on May 14,
2001 @ $0.10 per
share                                                        62,500          6          6,244

Stock issued for
cash on May 18,
2001 @ $0.10 per
share                                                        62,500          6          6,244

                                                              Deficit
                                                            Accumulated
                                    Stock                      During
                                 Subscription    Treasury    Development
                                  Receivable      Stock        Stage         Total
                                  ----------      -----        -----         -----
Stock issued for
cash on July 20,
1998 @ $0.0001 per
share                              $      --    $      --    $      --    $     1,000

Net income, July 20,
1998 (inception) through
December 31, 1998                                                   --             --
                                   ---------    ---------    ---------    -----------
BALANCE, DECEMBER 31, 1998                --           --           --          1,000
                                   =========    =========    =========    ===========
Stock issued for
cash on March 20,
1999 @ $0.0001
per share                                                                      16,900

Net loss, December 31, 1999                                     (2,633)        (2,633)

BALANCE, DECEMBER 31, 1999                --           --       (2,633)        15,267
                                   =========    =========    =========    ===========
Stock issued for
cash on November 15,
2000 @ $0.0002 per
share                                    (50)                                      --

Net loss, December 31, 2000                                    (11,208)       (11,208)
                                   ---------    ---------    ---------    -----------
BALANCE, DECEMBER 31, 2000               (50)          --      (13,841)         4,059
                                   =========    =========    =========    ===========
Stock subscription
receivable                                50                                       50

Stock issued for
cash on May 14,
2001 @ $0.10 per
share                                                                           6,250

Stock issued for
cash on May 18,
2001 @ $0.10 per
share                                                                           6,250

                                             Preferred                 Common      Additional
                                Preferred      Stock      Common       Stock        Paid-in
                                  Stock        Amount      Stock       Amount       Capital
                                  -----        ------      -----       ------       -------
Net loss, December 31, 2001
                                 --------       -----   -----------    -------    -----------
BALANCE, DECEMBER 31, 2001             --          --     5,544,000        554         29,896
                                 ========       =====   ===========    =======    ===========
Net loss, December 31, 2002
                                 --------       -----   -----------    -------    -----------
BALANCE, DECEMBER 31, 2002             --          --     5,544,000        554         29,896
                                 ========       =====   ===========    =======    ===========
Capital Contribution                                                                    6,520

Recapitalization
(note 1)                          300,000         300     7,506,000        750       (140,153)

Stock subscription
issued for consulting
services                                                    550,000         55        195,445

Net loss, December 31, 2003
                                 --------       -----   -----------    -------    -----------
BALANCE, DECEMBER 31, 2003        300,000         300    13,600,000      1,359         91,708
                                 ========       =====   ===========    =======    ===========
Stock issued for
consulting services
on March 12, 2004
@ $1.00 per share                                           115,000         12        114,988

Warrants exercised                                        1,535,000        153      1,151,097

Stock subscription

Stock repurchase                                            (30,600)

Net loss, March 31, 2004
                                 --------       -----   -----------    -------    -----------
BALANCE, MARCH 31, 2004           300,000       $ 300    15,219,400    $ 1,524    $ 1,357,793
                                 ========       =====   ===========    =======    ===========

                                                              Deficit
                                                            Accumulated
                                    Stock                      During
                                 Subscription    Treasury    Development
                                  Receivable      Stock        Stage         Total
                                  ----------      -----        -----         -----
Net loss, December 31, 2001                                    (14,666)       (14,666)
                                   ---------    ---------    ---------    -----------
BALANCE, DECEMBER 31, 2001                --           --      (28,507)         1,943
                                   =========    =========    =========    ===========
Net loss, December 31, 2002                                     (3,893)        (3,893)
                                   ---------    ---------    ---------    -----------
BALANCE, DECEMBER 31, 2002                --           --      (32,400)        (1,950)
                                   =========    =========    =========    ===========
Capital Contribution                                                            6,520

Recapitalization
(note 1)                                (300)                                (139,403)

Stock subscription
issued for consulting
services                            (195,500)                                      --

Net loss, December 31, 2003                                     (6,697)        (6,697)
                                   ---------    ---------    ---------    -----------
BALANCE, DECEMBER 31, 2003          (195,800)          --      (39,097)      (141,530)
                                   =========    =========    =========    ===========
Stock issued for
consulting services
on March 12, 2004
@ $1.00 per share                                                             115,000

Warrants exercised                                                          1,151,250

Stock subscription                       300                                      300

Stock repurchase                                  (25,000)                    (25,000)

Net loss, March 31, 2004                                       (84,158)       (84,158)
                                   ---------    ---------    ---------    -----------
BALANCE, MARCH 31, 2004            $(195,500)   $ (25,000)   $(123,255)   $ 1,015,862
                                   =========    =========    =========    ===========

                                  MIDNET, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                                    July 20, 1998
                                                                                                     (inception)
                                                                                                       through
                                                                   March 31,         March 31,         March 31,
                                                                     2004              2003              2004
                                                                  -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $   (84,158)      $    (1,801)      $  (123,255)
  Depreciation                                                            734                               5,749
  (Increase) decrease in tax receivable                                (1,645)                             (1,645)
  (Increase) decrease in security deposits                                                                   (758)
  (Increase) decrease in prepaid expenses                              25,000                                  --
  Increase (decrease) in other payables                              (130,000)            4,640                --
  Increase (decrease) in taxes payables                                  (744)                                 --
  Increase (decrease) in accounts payable                               8,364            (2,375)           18,298
                                                                  -----------       -----------       -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             (182,449)              464          (101,611)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                                  (5,047)               --           (16,128)
  Increase (decrease) in investments                                  (25,000)                            (25,000)
                                                                  -----------       -----------       -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (30,047)               --           (41,128)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceed in preferred stock                                                                                  300
  Proceed in common stock                                           1,266,250                           1,359,317
  Stock warrants                                                      (99,750)                                 --
  Subscription receivable                                                 300                            (195,500)
  Treasury stock                                                      (25,000)                            (25,000)
                                                                  -----------       -----------       -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            1,141,800                --         1,139,117
                                                                  -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                       929,304               464           996,378

CASH AT BEGINNING OF PERIOD                                            67,074                59                --
                                                                  -----------       -----------       -----------

CASH AT END OF PERIOD                                             $   996,378       $       523       $   996,378
                                                                  ===========       ===========       ===========

                                                                                                    July 20, 1998
                                                                                                     (inception)
                                                                                                       through
                                                                   March 31,         March 31,         March 31,
                                                                     2004              2003              2004
                                                                  -----------       -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid                                                    $      --          $    --          $       --
                                                                   =========          =======          ==========

  Income taxes paid                                                $      --          $    --          $       --
                                                                   =========          =======          ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for acquisition of subsidiary                $                  $    --           7,506,000
                                                                   =========          =======          ==========

  Preferred stock issued for acquisition of subsidiary             $                  $    --             300,000
                                                                   =========          =======          ==========

  Stock issued for services                                          115,000          $    --             310,500
                                                                   =========          =======          ==========

                                  MIDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Tugboat International, Inc was incorporated in the State of Delaware, United States of America on July 20, 1998, under the Delaware Revised Statutes, Chapter 78, Private Companies. On December 11, 2003 the Company entered into a recapitalization with MidNet Inc. (a Nevada Corporation). Effective March 17, 2004 the Company changed its name to MidNet, Inc.

On December 11, 2003 Tugboat International, Inc. and MidNet, Inc. completed an Agreement and Plan of Merger whereby Tugboat International issued 7,506,000 shares of its common stock and 300,000 of its preferred stock in exchange for all of the outstanding common stock of MidNet. Immediately prior to the Agreement and Plan of Merger, Tugboat International, Inc. had 5,544,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of MidNet, Inc. because the shareholders of MidNet, Inc. controlled Tugboat International, Inc. after the acquisition. Therefore, Midnet, Inc. was treated as the acquiring entity for accounting purposes and Tugboat International, Inc. was the surviving entity for legal purposes.

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

Presented below is a reconciliation of net income available to common stockholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

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

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to March 31, 2004.

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

K. TREASURY STOCK

The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

NOTE 3. CONSULTING FEES PAYABLE

The Company entered into an agreement with two consultants on April 1, 2002 and June 1, 2002 respectively, in which the consultants agree to provide strategic planning and financial services to the Company, for a fee of $5,000 each per month. As of December 31, 2003 total consulting fees payable were $130,000. The consultant, at his option, will have the opportunity to take shares at a value of $1.00 U.S. per share in lieu of cash, or a combination of cash and shares.

During the quarter the Company paid $10,000 in cash and issued restricted common shares valued at $115,000 in full payment of the consulting fees payable.

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

NOTE 6. PROPERTY & EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                                March 31, 2004
                                                                --------------
     Property & Equipment
     Office Equipment                                             $ 16,128
                                                                  --------
     Total Office Equipment                                         16,128
     Accumulated depreciation                                       (5,749)
                                                                  --------
     Net Property & Equipment                                     $ 10,379
                                                                  ========

NOTE 7. INCOME TAXES

The Company is in the development stage and has not yet earned any revenue or income. No provision for additional income tax recovery has been recorded by the company due to its losses indicating that, more likely than not, none of the deferred income tax assets will be realized.

Due to the Company not having earned any revenue or income, it has an effective tax rate is zero percent.

NOTE 8. WARRANTS AND OPTIONS

The Company issued 2,000,000 warrants to purchase up to 2,000,000 shares of the Company's restricted common stock, at an exercise price of $.75 per share. Each warrant entitles the holder to purchase one share of restricted common stock of the Company, with a Rule 144 legend imprinted thereon. The warrants expire on December 19, 2004 unless extended by a majority vote of the Company's Board of Directors, but in no event may warrants be exercised after such extended expiration date.

As of March 31, 2004, 1,535,000 warrants have been exercised and converted into common stock of the Company. As of March 31, 2004, the Company has received a total of US$1,151,250.00 upon exercise of the warrants. None of the warrants were held by affiliates of the registrant.

NOTE 9. STOCK TRANSACTIONS

On December 11, 2003 the stockholders approved the acquisition of MidNet, Inc. a Nevada corporation for 7,506,000 shares of common stock and 300,000 shares of preferred stock.

On December 30, 2003, the Company issued a stock subscription of 550,000 in common stock a stock for consulting services.

On March 12, 2004, the Company issued 115,000 shares of restricted common stock valued at $1.00 per share to a consultant that elected to receive shares in lieu of cash for past services rendered.

NOTE 10. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2004.

Preferred stock, $ 0.001 par value; 20,000,000 shares authorized; 300,000 and -0- shares issued and outstanding as of March 31, 2004 and 2003, respectively.

Common stock, $ 0.0001 par value; 80,000,000 shares authorized; 15,219,400 and 5,544,000 shares issued and outstanding as of March 31, 2004 and 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with our unaudited Consolidated Financial Statements included herein.

OVERVIEW

On December 12, 2003, Tugboat International Inc. (the "Company") entered into an agreement to merge with MidNet Inc., a Nevada company ("MidNet") with a sales and marketing office in Canada (the "Agreement"). Under the terms of the Agreement, 100% of the issued and outstanding shares of stock of MidNet were exchanged for shares of Tugboat International Inc., resulting in MidNet becoming a wholly-owned subsidiary of Tugboat. Effective March 17, 2004, the Company changed its name from Tugboat International Inc., to MidNet, Inc., and on March 25, 2004 its trading symbol on the OTC Bulletin Board market was changed from "TUGB" to "MIDX".

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

The Company, on a consolidated basis, had nominal revenues in 2003 of $21,328, which were revenues from operations of MidNet, and the expenses incurred by the Company to date are mainly administrative, accounting, legal and consulting fees, which totaled $220,231 for the year ended December 31, 2002; $78,798 for the period ended December 11, 2003; $2,127 for the period December 12 to 31, 2003; and $63,715 for the three month period ended March 31, 2004.

MidNet is a development stage company without established operations or revenues. It is unable to satisfy cash requirements without financial support or other funding. Management and certain investors have made $132,300 of capital contributions to MidNet. During the quarter ended March 31, 2004, the Company received $1,51,250 upon the exercise of warrants to acquire common stock of the Company. The Company anticipates, but has no assurance, that it will meet its cash requirements for the foreseeable future from revenues from proposed operations, without raising additional funds through the capital markets required to fulfill the goals of its business plan.

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

The Company believes it has the strong technical foundation and the extensive business experience required to develop its proposed network. The technical background and business experience of its management and advisory team span more than thirty years.

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

The Company's plan of operations over the next 12 months is to obtain additional funding to implement its business plan. The Company is classified as a development stage company because its principal activities involve seeking and developing business activities.

SHORT TERM GOAL

The Company will focus its efforts on enabling the following types of application services:

     *   Digital media transfer
     *   Digital collaboration
     *   Security
     *   Videoconferencing
     *   E-commerce transaction fulfillment
     *   Unified messaging (including email)

The initial  network rollout is expected to include the seven key media centers:
Montreal, Toronto, Vancouver, Los Angeles, Chicago, New York and London, England. Also, the Company will continue to develop strategic relationships.

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

The Company's websites can be found at: www.midnetinc.com

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's future quarterly and annual operating results, if any, may fluctuate significantly as a result of numerous factors, including:

     1. The amount and timing of expenditures required to develop the Company's software and its licensing and strategic relationships to enhance sales and marketing;

     2. Changes in the growth rate of Internet usage and the interest of consumers in using the Internet; and

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

INFLATION AND OTHER COST FACTORS

The Company believes that inflation has not had a material effect on its past business. However, our operational expansion is affected by the cost of bandwidth and hardware components, which are generally not considered to be inflation sensitive, but rather, sensitive to competition, changes in technology and regulatory changes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with foreign currency exchange risk.

FOREIGN CURRENCY EXCHANGE RISK. Our Canadian operations are currently funded by capital originating in U.S. dollars. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Expenses of our Canadian operations are incurred in their local currency. As exchange rates vary, their expenses, when translated, may vary from expectations and adversely impact overall expected profitability. Our operating results have not been significantly affected by exchange rate fluctuations during the three months March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

On April 8, 2004, the Company filed a Form SB-2, Registration Statement under the Securities Exchange Act of 1933, to register 4,436,335 shares of common stock with a par value of $0.0001 per share. The Company did not receive any proceeds from the offering. Before the offering the Company had 15,219,335 shares of common stock outstanding. After the offering the Company had 15,219,335 shares of common stock outstanding (does not give effect to the exercise of warrants to purchase 465,000 shares of common stock).

On March 12, 2004, the Company issued 115,000 shares of restricted common stock valued at $1.00 per share to two consultants that elected to receive shares in lieu of cash for past services rendered. These shares were registered in the Form SB-2 filed on April 8, 2004

ITEM 3. DEFUALTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 4, 2004, we solicited votes from selected shareholders of record ("Selected Shareholders") to consider and act upon the Directors' proposal to amend the Corporation's Articles of Incorporation to change the Corporation's name from TUGBOAT INTERNATIONAL, INC., to MIDNET, INC.

The name change was approved by an affirmative vote and written consent of shareholders holding 7,506,000 shares, or approximately 58% of the Corporation's issued and outstanding shares.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 31.1  Certification  of  Principal  Executive  Officer  Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 906, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     During the quarter ended March 31, 2004, we filed the following reports on Form 8-K/A:

           Date 8-K/A Filed            Item(s) Reported
           ----------------            ----------------
           February 2, 2004            Items 1, 2 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MidNet, Inc.


Date: May 14, 2004         By: /s/ Kenneth M. Fasnacht
                              ---------------------------------------
                              Kenneth M. Fasnacht
                              Chief Financial Officer, and Treasurer
                              (Principal financial and chief accounting officer)