Form 10QSB
period 2004-06-30
MIDNET INC
filed 2004-08-13
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended: June 30, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the transition period from ______ to ________

                         Commission File Number: 0-32199


                                  MidNet, Inc.
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                          95-4735256
(State of incorporation)                    (I.R.S. Employer Identification No.)


                       Suite 300-1055 West Hastings Street
                         Vancouver, B.C. Canada V6E 2E9
                    (Address of principal executive offices)


                                 (604) 609-6188
              (Registrant's telephone number, including area code)


                     Registrant's website: www.midnetinc.com


                           Tugboat International, Inc.
                                  (Former name)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

As of August 11, 2004 there were 15,219,335 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  June 30,            December 31,
                                                                    2004                  2003
                                                                 -----------           -----------
                                                                 (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                           $   775,058           $    67,074
  GST receivable                                                       6,402                    --
                                                                 -----------           -----------
      Total Current Assets                                           781,460                67,074
                                                                 -----------           -----------

PROPERTY, NET OF DEPRECIATION                                         67,377                 6,066

OTHER ASSETS
  Security deposits                                                   20,094                   758
  Prepaid expenses                                                   197,125               220,500
                                                                 -----------           -----------
      Total Other Assets                                             217,219               221,258
                                                                 -----------           -----------

      TOTAL ASSETS                                               $ 1,066,056           $   294,398
                                                                 ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $     6,861           $     9,934
  Related party payable                                               16,479                    --
  Consulting fees payable                                                 --               130,000
  Taxes payable                                                       16,077                   744
                                                                 -----------           -----------
      Total Current Liabilities                                       39,417               140,678
                                                                 -----------           -----------

COMMITMENTS AND CONTINGENCIES                                             --                    --
                                                                 -----------           -----------
STOCKHOLDERS' EQUITY
  Preferred stock, 20,000,000 shares authorized, $.0001
   par value; 300,000 shares issued and outstanding                       30                    30
  Common stock, 80,000,000 shares authorized,
   $.0001 par value; 15,219,335 and 13,732,935 shares
   issued and outstanding, respectively                                1,525                 1,373
  Additional paid-in capital                                       1,598,880               432,532
  Subscriptions receivable                                                --                  (300)
  Treasury stock                                                     (25,000)                   --
  Accumulated other comprehensive income                               2,002                    --
  Accumulated deficit during development stage                      (550,798)             (279,915)
                                                                 -----------           -----------
      Total Stockholders' Equity                                   1,026,639               153,720
                                                                 -----------           -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 1,066,056           $   294,398
                                                                 ===========           ===========

                       See accompanying condensed notes.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                            Period from
                                                                                                          January 16, 2002
                                                 Three Months Ended              Six Months Ended           (Inception)
                                             ---------------------------     ---------------------------         to
                                              June 30,        June 30,        June 30,        June 30,        June 30,
                                                2004            2003            2004            2003            2004
                                             -----------     -----------     -----------     -----------     -----------
                                             (unaudited)     (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUES                                     $        --     $        --     $        --     $        --     $    21,328
                                             -----------     -----------     -----------     -----------     -----------
EXPENSES
  Salaries expense                                64,383              --          64,383              --          64,383
  Office expense                                  40,395           2,620          53,911           8,169         223,739
  Depreciation                                     4,135             516           4,869           1,032           9,884
  Consulting services                             48,619          14,893          83,082          29,786         198,082
  Professional fees                               23,110             667          52,362           1,333          63,788
  Marketing expense                                6,083              --          12,276              --          12,276
                                             -----------     -----------     -----------     -----------     -----------
      TOTAL OPERATING EXPENSES                   186,725          18,696         270,883          40,320         572,152
                                             -----------     -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                            (186,725)        (18,696)       (270,883)        (40,320)    $  (550,824)

OTHER INCOME (EXPENSE)
  Other income                                        --              --              --              --              26
  Interest expense                                    --              --              --              --              --
                                             -----------     -----------     -----------     -----------     -----------
      TOTAL OTHER INCOME (EXPENSE)                    --              --              --              --              26
                                             -----------     -----------     -----------     -----------     -----------

LOSS BEFORE TAXES                               (186,725)        (18,696)       (270,883)        (40,320)       (550,798)

INCOME TAXES                                          --              --              --              --              --
                                             -----------     -----------     -----------     -----------     -----------

NET LOSS                                        (186,725)        (18,696)       (270,883)        (40,320)       (550,798)
                                             -----------     -----------     -----------     -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)         2,002              --           2,002              --           2,002
                                             -----------     -----------     -----------     -----------     -----------

COMPREHENSIVE NET INCOME (LOSS)              $  (184,723)    $   (18,696)    $  (268,881)    $   (40,320)    $  (548,796)
                                             ===========     ===========     ===========     ===========     ===========

BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                            $     (0.01)    $       nil     $     (0.02)    $     (0.01)
                                             ===========     ===========     ===========     ===========
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 STOCK SHARES OUTSTANDING                     15,219,335       7,505,935      14,636,272       7,505,935
                                             ===========     ===========     ===========     ===========

                       See accompanying condensed notes.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                               Period from
                                                                                             January 16, 2002
                                                                 Six Months Ended              (Inception)
                                                         --------------------------------           to
                                                           June 30,            June 30,          June 30,
                                                             2004                2003              2004
                                                          -----------         -----------       -----------
                                                          (unaudited)         (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (270,883)        $   (40,320)      $  (550,798)

  Depreciation                                                  4,869               1,032             9,884
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Common stock issued for services                               --                  --           140,000
    (Increase) decrease in prepaid expenses                    23,375                  --            23,375
    (Increase) decrease in tax receivable                      (6,402)                (48)           (6,317)
    (Increase) decrease in security deposits                  (19,336)                (24)          (20,094)
    Increase (decrease) in accounts payable                    (3,073)              6,986             6,861
    Increase (decrease) in related party payables              16,479                  --            16,479
    Increase (decrease) in other payables                         333              27,500            (8,923)
                                                          -----------         -----------       -----------
       Net cash used in operating activities                 (254,638)             (4,874)         (389,533)
                                                          -----------         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                       (66,180)                 --           (77,261)
                                                          -----------         -----------       -----------
       Net cash used in investing activities                  (66,180)                 --           (77,261)
                                                          -----------         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                 300                  --               300
  Common stock issued for cash                              1,051,500                  --         1,264,550
  Treasury stock purchased for cash                           (25,000)                 --           (25,000)
  Shareholder loan                                                 --               2,407                --
                                                          -----------         -----------       -----------
       Net cash provided in financing activities            1,026,800               2,407         1,239,850
                                                          -----------         -----------       -----------

Net increase (decrease)  in cash                              705,982              (2,467)          773,056

    Foreign currency translation gain (loss)                    2,002                  --             2,002

CASH, BEGINNING OF PERIOD                                      67,074               2,925                --
                                                          -----------         -----------       -----------

CASH, END OF PERIOD                                       $   775,058         $       458       $   775,058
                                                          ===========         ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                           $        --         $        --       $        --
                                                          ===========         ===========       ===========
  Income tax paid                                         $        --         $        --       $        --
                                                          ===========         ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                        $   115,000         $        --       $   140,000
  Common stock issued for acquisition of subsidiary       $        --         $        --       $        85
  Preferred stock issued for acquistion of subsidiary     $        --         $        --       $       300
  Common stock issued for prepaid expenses                $        --         $        --       $   195,500

                       See accompanying condensed notes.

                                  MIDNET, INC.
                     (Formerly Tugboat International, Inc.)
                          (A Development Stage Company)
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At June 30, 2004, the Company had an accumulated deficit of $550,798. For the six months ended June 30, 2004, the Company sustained a net loss of $270,883. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company's management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

During the six months ended June 30, 2004, warrants were exercised to acquire 1,402,000 shares of common stock for $0.75 per share. In addition, warrants previously issued to acquire 465,000 shares of common stock at an exercise price of $0.75 remained outstanding. The Company also has 1,260,000 options outstanding which fully expire in 2010.

During the six months ended June 30, 2004, 115,000 shares of common stock were issued for $1.00 per share for consulting services and 30,600 shares of common stock were repurchased and placed in treasury stock for $25,000.

NOTE 4 - CONTRACTS AND AGREEMENTS

On June 16, 2004, the Company executed an agreement with a regional vendor to provide bandwidth services to MidNet, Inc. The agreement is for a one year term and establishes connectivity between four key media centers in North America and local loops between customer premises and co-location facilities. The Company has paid deposits with the vendor of $18,982 as of June 30, 2004.

In June 2004, the Company executed a one year agreement with a local vendor. to provide co-location services for MidNet, Inc. Co-location facilities represent network transition or aggregation points in cities and metropolitan areas. These facilities provide telco grade services and spaces for either a single rack cabinet within which the Company installs its equipment or rooms within which the Company installs multiple rack cabinets.

NOTE 5 - PROVISION FOR TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (hereinafter "SFAS No. 109"), "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2004 and December 31, 2003, the Company had net deferred tax assets of approximately $187,000 and $95,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2004 and December 31, 2003. The significant components of the deferred tax asset at June 30, 2004 and December 31, 2003 were as follows:

                                                  June 30,         December 31,
                                                    2004              2003
                                                  ---------         ---------

     Net operating loss carryforward              $ 550,800         $ 280,000
                                                  =========         =========
     Deferred tax asset                           $ 187,000         $  95,000
                                                  =========         =========
     Deferred tax asset valuation allowance       $(187,000)        $ (95,000)
                                                  =========         =========

At June 30, 2004 and December 31, 2003, the Company has net operating loss carryforwards of approximately $550,800 and $280,000, respectively, which expire in the years 2021 through 2023. The change in the allowance account from December 31, 2003 to June 30, 2004 was $92,000.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a related party trade payable for advances from shareholders totaling $16,479 as of June 30, 2004. These advances are unsecured, not interest bearing and are payable upon demand. Subsequent to June 30, 2004, the entire amount was repaid.

ITEM 2. PLAN OF OPERATION

The following Plan of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with our unaudited Consolidated Financial Statements included herein.

OVERVIEW

On December 12, 2003, Tugboat International Inc., a Delaware corporation, (the "Company") entered into an agreement to merge with MidNet Inc., a Nevada company ("MidNet") (the "Agreement"). Under the terms of the Agreement, 100% of the issued and outstanding shares of MidNet were exchanged for shares of Tugboat International Inc., resulting in MidNet becoming a wholly-owned subsidiary of Tugboat.

Pursuant to the Agreement, Tugboat had 13,049,935 shares of common stock issued and outstanding, post-merger, of which MidNet shareholders own 7,505,935 shares. Existing shares in MidNet were exchanged for shares in the Company at a ratio of 1:1.2240105. In addition, the three new Tugboat directors, who were the directors of MidNet, own 300,000 shares of Tugboat preferred stock representing 100 percent of the issued and outstanding shares of preferred stock.

Effective March 17, 2004, the Company changed its name from Tugboat International Inc., to MidNet, Inc., and on March 25, 2004 changed its trading symbol on the OTC Bulletin Board market from "TUGB" to "MIDX".

The Company has two wholly owned subsidiaries:

     * MidNet USA, Inc., a Nevada corporation incorporated on January 16, 2002 (MidNet USA, Inc. was formerly known as MidNet, Inc.; the company changed its name effective May 12, 2004 to avoid confusion with its parent Company); and
     * MidNet Canada, Inc., a Canadian federal corporation incorporated on March 30, 2004, and acquired by the Company in April 2004.

During the previous fiscal year, and prior to the merger with MidNet, the Company had been in the design phase of a web site for the buying, selling, trading and auctioning of collectible and valuable coins on the Internet with no commercial success. After the merger with MidNet, the Company is under new management and is currently implementing a new business plan.

MidNet is a networking company that plans to aggregate bandwidth, and with its proprietary configuration technology, intends to deliver to its clients a protected and reliable dynamic private network that is cost effective and neutral. When we refer to The Middle Network(SM) as neutral, we mean that it will be independent and unrelated to any specific hardware, software, application service providers and/or telecommunication service providers. MidNet developed The Middle Network(SM) to act as the "middle layer" between telecommunication infrastructure companies and application service providers, all to the benefit of end users. The Company believes it has the strong technical foundation and the extensive business experience required to develop its proposed network. The technical background and business experience of its management and advisory team span more than thirty years.

MidNet is a development stage company without established operations or revenues. The Company is classified as a development stage company because its principal activities involve seeking and developing business activities and commencing operations.

The Company, on a consolidated basis, incurred losses of $220,231 for the year ended December 31, 2002 and $59,684 in losses for the period ended December 31, 2003. Through the first six months of 2004, the Company has incurred consolidated net losses of $270,883 as compared to losses of $40,320 for the same period in 2003. This significant increase in losses is due to commencing rollout of the network beginning in the second quarter of 2004. Since 2002, the Company has incurred cumulative net losses of approximately $550,000. The expenses incurred to date are primarily related to personnel, administrative, accounting, legal and consulting fees.

During the quarter ended June 30, 2004, the Company signed its first bandwidth agreement and its first co-location agreement. The bandwidth agreement includes the local loops for our initial customers in Vancouver and bandwidth access linking Vancouver, Los Angeles, New York and Toronto. These circuits are currently being provisioned. The co-location agreement will allow the Company to establish its first metropolitan area network in Vancouver.

As of August 11, 2004, the Company has installed local loops in three customer sites with contracts pending for another three sites. The Company anticipates recording its first revenues from operations beginning in the third quarter of 2004.

SHORT TERM GOALS

During the quarter ended June 30, 2004, the Company commenced rollout of The Middle Network(SM). Over the next 12 months, the Company's plan of operations is to continue the marketing and delivery of our network services to customers in the media and entertainment industry and the oil and gas sector, consistent with our business plan.

The Company will focus its efforts on enabling the following types of application services:

     *    Digital media transfer
     *    Digital collaboration
     *    Videoconferencing
     *    Security video surveillance and alarm monitoring
     *    Business-to-Business and Business-to-Consumer E-commerce transactions
     * Unified messaging (including email, notifications of events such as alarms, news, voice mail and fax receipts, etc.)

The initial network rollout is expected to include what we believe constitute the seven key media centers in North America and Europe: Montreal, Toronto, Vancouver, Los Angeles, Chicago, New York and London, England; and selected cities for the oil and gas industry including Houston and Calgary, and possibly others. The Company has commenced the initial network rollout and anticipates it will take twelve months.

CASH REQUIREMENTS

The Company believes it has sufficient cash to commence the initial network rollout; however, sufficient working capital may not be available from internal operations during the next twelve months and, therefore, the Company may need to raise additional funds. The Company is making plans based on the assumption the Company will continue as a going concern, but there is no assurance we will be able to do so. Management is unsure whether proposed current operations will be able to provide sufficient revenues to meet operating costs and expansion in the future, and after we have expended cash on hand over the next 12 months. Consequently, the Company may be unable to satisfy cash requirements without financial support or other funding.

In December 2003, the Company issued warrants to purchase up to 2,000,000 shares of the Company's restricted common stock, at an exercise price of $0.75 per share. . As of June 30, 2004, 1,535,000 of the warrants were exercised to acquire 1,535,000 shares of the Company's restricted common stock resulting in net proceeds to the Company of $1,151,250. As of June 30, 2004, there are 465,000 warrants outstanding. The warrants expire and become worthless on December 19, 2004.

Possible sources of additional funding are the 465,000 outstanding warrants to acquire 465,000 shares of the Company's restricted common stock, at a price of $.75 per share. If, and when, all of these warrants are exercised, we could receive an additional $348,750, but there is no assurance any of the warrants will be exercised at any specific time, or at all.

As of June 30, 2004, the Company has approximately $775,000 cash on hand.

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

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in substantial dilution to existing shareholders.

RESEARCH AND DEVELOPMENT

The Middle Network topology resembles a "peer-to-peer" network, rather than a "hub-and-spoke" model. Traffic routing and prioritization happens dynamically at the access point in the customer premise, not in a centralized location. Therefore, the Company is not limited to a conventional, static network configuration. MidNet's proprietary network design and configuration enables the allocation of bandwidth "on-demand", as opposed to the static point-to-point bandwidth typically offered by Telcos. As a result, MidNet can present itself as a "dynamic private network". This innovative design provides powerful characteristics, which simultaneously enhance flexibility, robustness and security.

Although the network is based on standardized protocols, the network design and configuration is proprietary and confidential. MidNet uses private lines and runs Asynchronous Transfer Mode ("ATM") on top of them. MPLS or Multi-protocol Label Switching is under consideration as an alternate protocol. Traffic on the private lines is encrypted at the hardware port level using a stream cipher algorithm. There are several additional layers of security.

The Company is also building a network configuration tool using open source software, including but not limited to Linux, FreeBSD, Apache, MySQL, Perl, PHP as well as free and commercial application software to run in these environments, for managing the network devices and automatic configuration of system parameters, system firmware updates and system password changes. This tool offers tremendous flexibility while lowering deployment costs, increasing network security and reducing dependency on expert technicians for the deployment of network devices.

The Company does not expect to incur any significant or material research and development costs over the next twelve months.

PLANT AND SIGNIFICANT EQUIPMENT

Over the next twelve months, the Company plans to lease or purchase various electronic equipment required for rollout of the network. We do not depend on any one equipment supplier. Consequently, there are no primary equipment suppliers identified at this time. Price will be the primary factor in selecting vendors.

There are currently no plans to purchase any other plant or significant equipment.

NUMBER OF EMPLOYEES

The Company expects to increase the number of its employees significantly over the next twelve months as the Company proceeds with the initial network rollout. As of June 30, 2004, the Company had a total of 5 employees consisting of 4 full time employees and 1 part time employee. In addition, the Company has 2 independent contractors working approximately 35 to 40 hours per week. None of our employees are members of or represented by unions or collective bargaining agreements.

LONG TERM GOALS

Our goal is to expand The Middle Network(SM) to further penetrate both national and international markets, and seek to secure additional business opportunities.

The Company intends to continue efforts to obtain market penetration and consumer awareness of The Middle Network(SM), while focusing and seeking to obtain media-based customers and exploring other vertical markets. These markets include, oil and gas, government, security, legal, health, financial, engineering, and other industries that require the movement of large amounts of data in a reliable, high speed and protected environment.

The Company expects to require additional funds to further develop its marketing and branding plans, and for business development after its initial 12 months of operation. Although it may need to raise additional funds, there is no assurance that it will be able to obtain such funds. If adequate funds are not available, marketing and branding plans, and business development could be adversely affected resulting in reduced net operating results.

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

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

The Company's future quarterly and annual operating results, if any, may fluctuate significantly as a result of numerous factors, including:

     1. The amount and timing of expenditures required to develop the Company's network;

     2. The amount and timing of revenues based on our ability to attract and secure new customers; and

     3. The emergence of new services and technologies in the market in which the Company plans to deliver its services.

The Company also faces foreign currency exchange risk if a majority of its revenue is denominated in U.S. currency and a majority of its operating costs are incurred in Canadian currency. Significant fluctuations in the foreign exchange rate between U.S. and Canadian currency will result in fluctuations in the Company's annual and quarterly results.

INFLATION AND OTHER COST FACTORS

The Company believes that inflation has not had a material effect on its past business. However, our operational expansion is affected by the cost of bandwidth and hardware components, which are generally not inflation sensitive, but rather, sensitive to competition, changes in technology and regulatory changes.

ITEM 3. CONTROLS AND PROCEDURES

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

--------------------------------------------------------------------------------

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

On April 8, 2004, the Company filed a Form SB-2, Registration Statement under the Securities Exchange Act of 1933, to register 4,436,335 shares of common stock with a par value of $0.0001 per share. An amended Form SB-2 was filed on

July 12, 2004. The Company did not receive any proceeds from the offering. Before the offering the Company had 15,219,335 shares of common stock outstanding. After the offering the Company had 15,219,335 shares of common stock outstanding (does not give effect to the exercise of warrants to purchase 465,000 shares of restricted common stock).

On March 12, 2004, the Company issued 115,000 shares of restricted common stock valued at $1.00 per share to two consultants that elected to receive shares in lieu of cash for past services rendered. These shares were registered in the Form SB-2 filed on April 8, 2004 and amended on July 12, 2004.

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

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following reports on Form 8-K:

            Date 8-K Filed            Item(s) Reported
            --------------            ----------------
            July 29, 2004               Items 4 and 7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MidNet, Inc.


Date: August 11, 2004      By: /s/ Kenneth M. Fasnacht
                              ---------------------------------
                              Kenneth M. Fasnacht
                              Chief Financial Officer and Treasurer
                              (Principal financial and chief accounting officer)