Form 10QSB/A
period 2004-03-31
MIDNET INC
filed 2004-09-08
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended: March 31, 2004

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the transition period from ____________ to _____________

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

                                                                           As of
                                                                          March 31,              As of
                                                                            2004              December 31,
                                                                        (unaudited)              2003
                                                                        -----------           -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $   996,378           $    67,074
  GST tax receivable                                                          1,645                    --
                                                                        -----------           -----------
TOTAL CURRENT ASSETS                                                        998,023                67,074

NET PROPERTY & EQUIPMENT                                                     10,379                 6,066

OTHER ASSETS
  Investments                                                                25,000                    --
  Security deposits                                                             758                   758
  Prepaid expenses                                                          195,500               220,500
                                                                        -----------           -----------
TOTAL OTHER ASSETS                                                          221,258               221,258
                                                                        -----------           -----------

      TOTAL ASSETS                                                      $ 1,229,660           $   294,398
                                                                        ===========           ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $    18,298           $     9,934
  Consulting fees payables                                                       --               130,000
  Taxes payable                                                                  --                   744
                                                                        -----------           -----------
TOTAL CURRENT LIABILITIES                                                    18,298               140,678
                                                                        -----------           -----------

      TOTAL LIABILITIES                                                      18,298               140,678

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000 shares
   authorized; 300,000 shares issued and outstanding as of
   March 31, 2004 and December 31, 2003, respectively.)                          30                    30
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 15,219,335 and 13,732,935 shares issued
   and outstanding as of March 31, 2004 and December 31,
   2003, respectively.)                                                       1,525                 1,373
  Additional paid-in capital                                              1,598,880               432,532
  Stock subscriptions                                                            --                  (300)
  Treasury stock,                                                           (25,000)                   --
  Deficit accumulated during development stage                             (364,073)             (279,915)
                                                                        -----------           -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      1,211,362               153,720
                                                                        -----------           -----------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                $ 1,229,660           $   294,398
                                                                        ===========           ===========

               See Notes to the Consolidated Financial Statements

                                  MIDNET, INC.
                     (formerly Tugboat International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                     January 16, 2002
                                                  Three Months       Three Months      (inception)
                                                    Ended              Ended             through
                                                   March 31,          March 31,          March 31,
                                                     2004               2003               2004
                                                  (unaudited)        (unaudited)        (unaudited)
                                                 ------------       ------------       ------------
REVENUES
  Revenues                                       $         --       $         --       $     21,328
                                                 ------------       ------------       ------------
TOTAL REVENUES                                             --                 --             21,328

GENERAL & ADMINISTRATIVE EXPENSES                      84,158             21,625            385,427
                                                 ------------       ------------       ------------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                84,158             21,625            385,427

OTHER INCOME & (EXPENSES)
  Other income                                             --                 --                 26
                                                 ------------       ------------       ------------
TOTAL OTHER INCOME & (EXPENSES)                            --                 --                 26
                                                 ------------       ------------       ------------

NET INCOME (LOSS)                                $    (84,158)      $    (21,625)      $   (364,073)
                                                 ============       ============       ============

BASIC EARNINGS (LOSS) PER SHARE                  $      (0.01)      $      (0.00)
                                                 ============       ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         14,046,731          7,836,246
                                                 ============       ============

DILUTED EARNINGS (LOSS) PER SHARE                $      (0.01)      $      (0.00)
                                                 ============       ============
WEIGHTED AVERAGE NUMBER OF
 DILUTED SHARES OUTSTANDING                        15,906,731          9,136,246
                                                 ============       ============

               See Notes to the Consolidated Financial Statements

                                  MIDNET, INC.
                     (formerly Tugboat International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 January 16, 2002
                                                           Three Months        Three Months        (inception)
                                                              Ended               Ended              through
                                                             March 31,           March 31,           March 31,
                                                               2004                2003                2004
                                                            (unaudited)         (unaudited)         (unaudited)
                                                            -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $   (84,158)        $   (21,625)        $  (364,073)
  Depreciation                                                      734                 516               5,749
  (Increase) decrease in tax receivable                          (1,645)               (338)             (1,645)
  (Increase) decrease in security deposits                           --                 (24)               (758)
  (Increase) decrease in prepaid expenses                        25,000                  --            (195,500)
  Increase (decrease) in consulting fees payables              (130,000)             13,750                  --
  Increase (decrease) in taxes payables                            (744)                 --                  --
  Increase (decrease) in accounts payable                         8,364               3,775              18,298
  Increase (decrease) in loan payable                                --                  --                  --
  Common stock issued for services                              115,000                  --             140,000
                                                            -----------         -----------         -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (67,449)             (3,946)           (397,929)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                            (5,047)                 --             (16,128)
  Increase (decrease) in investments                            (25,000)                 --             (25,000)
                                                            -----------         -----------         -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (30,047)                 --             (41,128)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceed in preferred stock                                         --                  --                  30
  Proceed in common stock                                           140                  --               1,509
  Paid in capital                                             1,051,360                  --           1,458,896
  Subscription receivable                                           300                  --                  --
  Shareholder loan                                                2,407
  Treasury stock                                                (25,000)                 --             (25,000)
                                                            -----------         -----------         -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      1,026,800               2,407           1,435,435
                                                            -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                 929,304              (1,539)            996,378

CASH AT BEGINNING OF PERIOD                                      67,074               2,925                  --
                                                            -----------         -----------         -----------
CASH AT END OF PERIOD                                       $   996,378         $     1,386         $   996,378
                                                            ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                                      --                  --                  --
                                                            ===========         ===========         ===========
  Income taxes paid                                                  --                  --                  --
                                                            ===========         ===========         ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition of subsidiary                  --           7,505,935
                                                            ===========         ===========         ===========
Preferred stock issued for acquisition of subsidiary                 --             300,000
                                                            ===========         ===========         ===========
Stock issued for services                                       115,000                  --             140,000
                                                            ===========         ===========         ===========

               See Notes to the Consolidated Financial Statements

                                  MIDNET, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004


NOTE 1. CONDENSED FINANCIAL STATEMENTS

The accompanying March 31, 2004 consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited consolidated financial statements. The results of operations for periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2. GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has minimal source of revenue. The Company is in the development stage and is currently implementing their business plan. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3. ORGANIZATION AND DESCRIPTION OF BUSINESS

Tugboat International, Inc was incorporated in the State of Delaware, United States of America on July 20, 1998, under the Delaware Revised Statutes, Chapter 78, Private Companies. On December 11, 2003 the Company entered into a recapitalization with MidNet, Inc. MidNet, Inc. was incorporated in the State of Nevada, United States of America on January 16, 2002. Effective March 17, 2004 the Company changed its name to MidNet, Inc.

On December 11, 2003 Tugboat International, Inc. and MidNet, Inc. completed an Agreement and Plan of Merger whereby Tugboat International issued 7,505,935 shares of its common stock and 300,000 of its preferred stock in exchange for all of the outstanding common stock of MidNet, Inc. Immediately prior to the

Agreement and Plan of Merger, Tugboat International, Inc. had 5,544,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of MidNet, Inc. because the shareholders of MidNet, Inc. controlled Tugboat International, Inc. after the acquisition. Therefore, Midnet, Inc. was treated as the acquiring entity for accounting purposes and Tugboat International, Inc. was the surviving entity for legal purposes.

The Company operates through its sole subsidiary MidNet, Inc. MidNet, Inc. business plan is to provide a reliable network-operating environment within a secure private network and acts as the middle layer between telecommunication infrastructure companies, Application Service Providers and the end users. MidNet, Inc. plans to provide the means to move high-speed secured data, metered in gigabyte units, for a broad mix of services within MidNet's secure environment, including:

*    Digital media transfer
*    Digital collaboration
*    Security
*    Video conferencing
*    E-commerce transaction fulfillment
*    Unified managing (including email)

MidNet, Inc. (A Delaware Corporation; formerly Tugboat International, Inc.) is now the holding Company.

As of March 31, 2004 the Company has 15,219,335 shares of common stock outstanding. As of March 31, 2004 the Company has 300,000 shares of preferred stock outstanding.

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

OVERVIEW

On December 12, 2003, Tugboat International Inc. (the "Company") entered into an agreement to merge with MidNet Inc., a Nevada company ("MidNetNV") with a sales and marketing office in Canada (the "Agreement"). Under the terms of the Agreement, 100% of the issued and outstanding shares of stock of MidNetNV were exchanged for shares of Tugboat International Inc., resulting in MidNetNV becoming a wholly-owned subsidiary of Tugboat. Effective March 17, 2004, the Company changed its name from Tugboat International Inc., to MidNet, Inc., and on March 25, 2004 its trading symbol on the OTC Bulletin Board market was changed from "TUGB" to "MIDX".

Pursuant to the Agreement, Tugboat had 13,049,935 shares of Common Stock issued and outstanding, post-merger, of which MidNetNV shareholders own 7,505,935 shares. Existing shares in MidNetNV were exchanged for shares in the Company at a ratio of 1:1.2240105. In addition, the three new Tugboat Directors, who were the directors of MidNetNV, own 300,000 shares of Tugboat Preferred Stock; and two consultants to the Company and four unrelated members of the Board of Advisors of the Company own options to purchase 1,260,000 shares of the Company's restricted Common Stock, at an exercise price of US$.50 per share.

The Company, on a consolidated basis, had nominal revenues in 2003 of $21,328, which were revenues generated by MidNetNV, and the expenses incurred by the Company to date are mainly administrative, accounting, legal and consulting fees, which totaled $220,231 for the year ended December 31, 2002; $78,798 for the period ended December 11, 2003; $2,127 for the period December 12 to 31, 2003; and $63,715 for the three month period ended March 31, 2004.

MidNet (formerly known as Tugboat) is a development stage company without established operations or revenues. It is unable to satisfy cash requirements without financial support or other funding. Management and certain investors have made $132,300 of capital contributions to MidNet. During the quarter ended March 31, 2004, the Company received $1,51,250 upon the exercise of warrants to acquire common stock of the Company. The Company anticipates, but has no assurance, that it will meet its cash requirements for the foreseeable future from revenues from proposed operations, without raising additional funds through the capital markets required to fulfill the goals of its business plan.

MidNet is a networking company that proposes to aggregate bandwidth, and with its proprietary configuration technology, intends to deliver to its clients a secure, reliable and neutral dynamic private network that is cost effective.

MidNet developed The Middle Network(SM) to act as the `middle layer' between telecommunication infrastructure companies and application service providers, all to the benefit of end users.

The Company believes it has the strong technical foundation and the extensive business experience required to develop its proposed network. The technical background and business experience of its management and advisory team span more than thirty years.

SHORT TERM GOALS

During the previous fiscal year, and prior to the merger with MidNetNV, Tugboat had been in the design phase of a web site for the buying, selling, trading and auctioning of collectible and valuable coins on the Internet with no commercial success. The Company, under new management and direction, has a plan of operation it intends to put into action as soon as sufficient funds have been raised to commit to the delivery of network services to its anticipated customers.

The Company's plan of operations over the next 12 months is to obtain additional funding to implement its business plan. The Company is classified as a development stage company because its principal activities involve seeking and developing business activities.

The Company will focus its efforts on enabling the following types of application services:

*    Digital media transfer
*    Digital collaboration
*    Security
*    Security video surveillance and alarm monitoring
*    Business-to-Business and Business-to-Consumer E-commerce transactions
* Unified messaging (including email, notifications of events such as alarms, news, voice mail and fax receipts, etc.)

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

In December 2003, the Company issued warrants to purchase up to 2,000,000 shares of the Company's restricted common stock, at an exercise price of $0.75 per share. . As of March 31, 2004, 1,535,000 of the warrants were exercised to acquire 1,535,000 shares of the Company's restricted common stock resulting in net proceeds to the Company of $1,151,250. As of March 31, 2004, there are 465,000 warrants outstanding. The warrants expire and become worthless on December 19, 2004.

Possible sources of additional funding are the 465,000 outstanding warrants to acquire 465,000 shares of the Company's restricted common stock, at a price of $.75 per share. If, and when, all of these warrants are exercised, we could receive an additional $348,750, but there is no assurance any of the warrants will be exercised at any specific time, or at all.

As of March 31, 2004, the Company has approximately $995,000 cash on hand.

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

RESEARCH AND DEVELOPMENT

The Middle Network(SM) topology resembles a "peer-to-peer" network, rather than a "hub-and-spoke" model. Traffic routing and prioritization happens dynamically at the access point in the customer premise, not in a centralized location. Therefore, the Company is not limited to a conventional, static network configuration. MidNet's proprietary network design and configuration enables the allocation of bandwidth "on-demand", as opposed to the static point-to-point bandwidth typically offered by Telcos. As a result, MidNet can present itself as a "dynamic private network". This innovative design provides powerful characteristics, which simultaneously enhance flexibility, robustness and security.

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

NUMBER OF EMPLOYEES

The Company expects to increase the number of its employees significantly over the next twelve months as the Company proceeds with the initial network rollout. As of March 31, 2004, the Company had 1 part time employee working about 20 hours per week and 4 consultants working approximately 30 to 40 hours per week. None of our employees are members of or represented by unions or collective bargaining agreements.

LONG TERM GOAL

The Company intends to continue efforts to obtain market penetration and consumer awareness of The Middle NetworkSM, while focusing and seeking to obtain media-based customers and exploring other vertical markets. These markets include, oil and gas, government, security, legal, health, financial, engineering, and other industries that require the movement of large amounts of data in a reliable, high speed and protected environment.

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

                                       MidNet, Inc.


Date: September 7, 2004                By: /s/ Kenneth  M. Fasnacht
                                          --------------------------------
                                          Kenneth M. Fasnacht
                                          Chief Financial Officer, and Treasurer
                                          (Principal Financial and Chief
                                          Accounting Officer)