Form 10KSB/A
period 2003-12-31
MIDNET INC
filed 2004-09-09
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ____________

                              SEC File No. 0-32199

                                  MidNet, Inc.
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

                          Common Stock $.0001 Par Value
                                 (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: 21,328.

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

                                   THE COMPANY

BACKGROUND

MidNet, Inc., is a Delaware corporation, incorporated on July 20, 1998, under the name Tugboat International, Inc. (together with its subsidiary, Tugboat Acquisition Corp., a Nevada corporation, referred to in this report as the "Company" or "Corporation"). On February 4, 2004, the management of TUGBOAT INTERNATIONAL, INC., solicited votes from selected shareholders of record ("Selected Shareholders") , to consider and act upon:

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

MERGER AND REORGANIZATION

On December 11, 2003, registrant (MidNet, formerly Tugboat International, Inc.), by and through its wholly-owned subsidiary, Tugboat Acquisition Corp., a Nevada corporation ("TAC"), entered into a merger and reorganization agreement to acquire 100% of the total issued and outstanding shares of MidNet, Inc., a Nevada corporation ("MidNetNV"), from the shareholders of MidNetNV, in full and sole consideration of 7,506,000 shares of the registrant's restricted Common Stock, representing 58% of the total outstanding shares of Common Stock of Tugboat, post-merger. The transaction did not involve the transfer of any funds. The 7,506,000 shares were issued directly by Tugboat from its authorized but unissued shares of Common Stock. The shareholders of MidNet now have direct beneficial ownership and voting control of Tugboat.

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

                                    BUSINESS

Over the past three years, the founders of MidNet developed the proprietary configuration technology and software architecture called "The Middle Network(SM)." The Middle Network(SM), is designed to allow its potential customers to communicate digitally in a private, reliable and affordable environment. The Middle Network(SM) provides a unique neutral data communications environment among telecommunications infrastructure companies, such as AT&T, Sprint and Verizon ("Telco"), Application Service Providers such as Corio and BlueStar Solutions, who are third-party entities that manage and distribute software-based services and solutions to customers across a wide area network from a data center or other information technology installations ("ASP") and the customers/consumers of the Telcos and ASPs. This network is totally neutral and, by virtue of its immense capacity, provides a complementary and effective digital alternative to the unsecured congested Internet (fraught with viruses, worms and hackers), land-based parcel couriers (such as FedEx and UPS) and expensive limited private networks. MidNet anticipates users of The Middle Network(SM) will accept it as a critical enhancement utility that will become an integral operational component to the sustainability and future growth of the users' businesses. We do not have any arrangements or understandings with any of the companies named in this paragraph; they are merely provided for illustrative purposes.

MidNet intends to generate revenue by charging fees to send and receive digital data over The Middle Network(SM). Just as couriers and shipping companies use trucks and other means of transportation to move packages and pay for such services based on weight and distance, MidNet's customers will send and receive digital packages over our private network at a cost based on number of gigabytes sent and/or received.

When we refer to The Middle Network(SM) as neutral, we mean that it will be independent and unrelated to any specific hardware, software, application service providers and/or telecommunication service providers.

The Middle Network(SM) is now ready for commercialization.

Tugboat intends to continue developing the business of MidNet.

                PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

We do not offer any products and our principal service offered is our proprietary digital network we call The Middle Network(SM). The Middle Network(SM) is intended to be a commercial alternative to the Internet.

Our primary markets are expected to be Application Service Providers ("ASPs") serving the media and entertainment industry and their customers, both current and future. Additionally, our market potentially includes companies that have created their own application services or private networks. We will focus on those customers based in Canada and the United States in the key media centers of Vancouver, Toronto, Montreal, Los Angeles, Chicago, and New York.

                                    SERVICES

Our purpose is to provide a reliable network-operating environment within a secure private network and act as the middle layer between telecommunication infrastructure companies, Application Service Providers and the end users. MidNet intends to provide the means to move high-speed secured data, metered in gigabyte units, for a broad mix of services within the MidNet's secure environment, including:

     *  Digital media transfer
     *  Digital collaboration
     *  Security
     *  Videoconferencing
     *  E-commerce transaction fulfillment
     *  Unified messaging (including email)

From an operational standpoint, The Middle Network(SM) allows a company to communicate without the use of the Internet, thereby reducing the possibilities of:

     *  viruses
     *  worms
     *  hackers
     *  intermittent reliability
     *  unreliable bandwidth

Since The Middle Network(SM) does not operate on the Internet, we believe it avoids the problems currently encountered by commercial applications on the Internet, including the possibility of viruses, worms, hackers, intermittent reliability and unreliable bandwidth.

The Middle Network(SM) uses private circuits leased from telecommunication companies, such as, for example AT&T, to establish our private digital network. These private circuits, or networks, are controlled exclusively by MidNet. We call these private circuits "The Middle Network(SM)". The only data transmitted over these private circuits is controlled exclusively by MidNet. We allow our customers access to The Middle Network(SM) by providing each customer with an electronic switch, provided to the customer by MidNet. The customer uses The Middle Network(SM) through their individual access device to transmit data over the network to other customers on the network. Thus if customer A wants to transmit data to a third party through The Middle Network(SM), the third party must also be a customer of The Middle Network(SM) and have their individual access device provided by MidNet. We electronically establish closed circuits between users, thus establishing a private line of communication. Contrast this to the Internet which effectively provides wide open access to everyone and everyone is using the same bandwidth or circuit. It is relatively easy to introduce a virus or worm into the Internet circuit because it is wide open and unprotected and not a private channel. Since each transmission of data on The Middle Network(SM) is on its own individual closed circuit between two users, a worm or virus would be restricted to that connection and would not spread throughout The Middle Network(SM).

The Middle Network(SM) is private because we lease private circuits. And because The Middle Network(SM) is a closed, private network, traffic is controlled and bandwidth is consistent and thus reliable. It is more advanced than the Internet because it is private and controlled.

In addition, use of The Middle Network(SM) could eliminate the need for a company to establish an expensive inter-office private network. The Middle Network(SM) is intended to offer the same protected networking environment as an inter-office private network, but without the associated costs and logistics of operating a private network. Additionally, with a private network, companies may be required to subscribe for bandwidth they may not actually utilize. On The Middle Network(SM), users will only be charged for bandwidth actually used.

The Middle Network(SM) is comparable to an inter-office private network because it uses private circuits like an inter-office network. As for cost and logistics advantages, to establish an inter-office private network a company must research what is available, solicit quotes, place orders for lines and equipment, buy and install switches, often hire personnel to manage and operate the network, and provide ongoing maintenance and support, 24 hours a day, seven days a week. To further complicate this process, the company could find itself working with multiple telecommunication providers. MidNet, on the other hand, assumes responsibility for these functions and in return our customers pay for the bandwidth actually used.

The Middle Network(SM) also avoids the problems created by the geographic boundaries or regional focus of telecommunication companies by connecting otherwise disparate systems. Consider your local phone service. Your choice of local phone providers is limited to the companies in your area, and often times you have only one telephone company to choose from (although your local cable company may be able to provide telephone service). The same is true for other telecommunication services. For example, a telecommunication company based in the southeastern part of the United States is going to be limited in its ability to provide telecommunication services to someone located in the northwest because they do not have infrastructure in the northwest. The southeastern Telco must work with their competitor in the northwest to deliver its services. The Middle Network(SM) will not be subject to those geographic limitations. We will be able to connect the customer in the northwest to customers, vendors and other offices located in the southeast. From the users' perspective, MidNet's network will seamlessly span all telecommunications networks and services because we are complementary to the telecommunication companies and not competitive.

Additionally, the markets for data and Internet-related services are characterized by rapidly changing technology, evolving industry standards, changing customer needs, emerging competition and the frequent introduction of new products and services. The future success of our proposed data services business will depend, in part, on our ability to accomplish the following in a timely and cost-effective manner:

     * effectively use leading technologies and update or convert from existing technologies and equipment;
     *    continue to develop technical expertise;
     *    develop new services that meet changing customer needs; and
     * influence and respond to emerging industry standards and other technological changes.

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

DISTRIBUTION

We plan to distribute and deliver The Middle Network(SM) through:

     - Private circuits we lease from various telecommunication providers, such as AT&T, Verizon and Sprint; and
     - Co-location facilities we lease from various companies, like Level 3 Communications.

The private circuits include circuits that connect customers to the co-location facilities or aggregation points within a city, as well as long haul circuits between cities.

Co-location facilities provide services and space within which we install our equipment. MidNet will own or lease the equipment we install in co-location facilities.

NEW PRODUCTS OR SERVICES

We currently have no new products. Our new service, as announced to the public, is a multi-company network that we call The Middle Network(SM).

INDUSTRY

MidNet is in the general telecommunications industry. Currently, there are many companies that provide digital communications services, data networking services, and application services, but MidNet is unaware of any company that provides a service that currently competes with The Middle Network(SM).

MidNet is creating a commercial alternative to the Internet and private data networks. The Middle Network(SM) will represent a new way to send digital information privately between geographic locations. The Middle Network(SM) is also a digital alternative to parcel courier services such as UPS and Federal Express, allowing the high-speed transfer of information (i.e., digital packages) from location to location in a private and cost effective manner.

COMPETITIVE BUSINESS CONDITIONS

We believe conventional methods, such as digital communications services, data networking services, and application services, will continue to be a prime source of competition, along with many other Internet based services.

We believe that acceptance of our services will depend on the following factors, among others:

     * the growth of private networks as a medium for communication and commerce generally, and as a market for intellectual properties, financial products and services in particular;
     * development of a neutral private network infrastructure to support new technologies and handle the demands placed upon electronic communications;
     * government regulation of incumbent and competitive local exchange carriers;
     * our ability to successfully and efficiently develop on-line services that are attractive to a sufficiently large number of consumers and businesses; and
     * a change in the perception among many consumers, businesses and service providers that utilizing our on-line services is more dependable than obtaining competitive services through digital communications services, data networking services, and application services, the existing and more traditional methods.

COMPETITORS

Many telecommunication companies provide virtual private network services. In contrast to a true private network which has a dedicated private circuit, a "virtual" private network actually uses shared networks or bandwidth combined with a software configuration to make it appear private. Companies that provide these services include, for example, AT&T, Verizon and Sprint. However, MidNet is currently unaware of any competitor providing a service that competes directly with The Middle Network(SM) because all other companies providing telecommunication services provide their own proprietary application services along with their telecommunication services. In contrast, MidNet's services are complementary to Inter-Exchange Carriers (IXCs), such as AT&T and Sprint, as well as Competitive Local Exchange Companies (CLECs), such as regional telecommunication companies like Qwest and BellSouth because both the IXCs and CLECs allow third party ASPs to provide services through the Middle Network(SM). By complementary, we mean that MidNet will use and pay for telecommunication services from IXCs and CLECs to host The Middle Network(SM).

We do not anticipate that IXCs or CLECs would block MidNet from using their services because we are not competing with those companies. In fact, we are complementary to the IXCs and CLECs and we represent a potential source of revenue to them because we lease circuits from them. In addition, although they can compete with us using their own virtual private networks, we, like all consumers, are granted the right to acquire access under the Telecommunications Act of 1996 and telecommunication companies can not prohibit such access.

Additional competition may come from independent application service providers, or ASP's, such as Microsoft, Apple and Oracle. ASPs either have to deliver their services over the Internet or create their own private or semi-private networks to provide advanced telecommunication services, such as videoconferencing. The Middle Network(SM) will make it possible for ASP's to provide their services without the need to create their own networks and in a protected environment, unlike the Internet.

OUR COMPETITIVE POSITION

The Internet is the only direct competition that we are aware of, and we differentiate ourselves by providing a private and reliable network that has the ability to deliver advanced communication services, such as full screen, full resolution videoconferencing, at prices that will compete with existing long distance telephone calling. In addition, the Internet is not exclusive to any one company. The Middle Network(SM) is private because we lease private circuits. And because The Middle Network(SM) is a closed, private network, traffic is controlled and bandwidth is consistent and thus reliable. Additionally, our network will employ a mesh design (i.e., more than one path available) and will have built-in redundancy. Our prices will be competitive with existing long distance telephone rates because we will buy time in bulk and act as a wholesaler.

We believe competition takes place on many levels, including pricing, convenience in obtaining services, breadth of services offered and ease of use, among others. Our intent is to brand MidNet as one of the leading specialty service providers for businesses that would normally use digital communications services, data networking services and application services.

Our objective is to provide a service that helps businesses cut through the often perceived clutter, confusion and noise of the marketplace and help them confidently and quickly find what we believe is a new, viable and efficient alternative to the traditional digital communications services, data networking services, and application services.

We will attempt to brand MidNet as what we believe is a new, private, neutral and cost-effective solution to communication services now provided by digital communications services, data networking services and application services providers. By attempting to provide specialized services for businesses, we will seek to differentiate ourselves from other competing service providers. Our services will allow our proposed customers to utilize a telecommunications network that we call "neutral", because it will allow them a choice between our network versus the traditional and costlier telecommunication service providers. Our specialized service enables interaction between multiple companies in a private network (i.e., a multi-company private network). However, we have no assurance we will be successful in differentiating ourselves from our competitors, or that we will be successful in competing in the marketplace for our proposed services.

We expect that our operations will depend on a number of third parties over which we will have limited control. Specifically, we intend to lease private transmission lines and co-location spaces from unrelated third-party providers. In addition, we do not plan to own an Internet gateway, but instead, we will rely on a third-party, independent and unrelated service providers to host our website and provide gateway services to public networks. We may experience interruptions in our leased private transmission lines and co-location spaces, as well as our website connection and our telecommunications access due to our reliance upon third parties. This could result in loss of business and revenues. We anticipate that we will use software that is dependent on an operating system, database and server software developed and produced by and licensed by independent third parties. We may discover errors and defects in this third party software and rely on the third parties to correct these errors and defects in a timely manner. Accordingly, continuous or prolonged interruptions in our private transmission lines and co-location spaces, as well as our website connection or in our telecommunications access or services could have an adverse effect upon consumer perception of our ability to provide private network services in a competent, timely and efficient manner.

A significant barrier to entry in the area of electronic commerce and communications is the secure transmission of confidential information over public and private networks. We will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms we may use to protect customer transaction data. If any compromise of our security were to occur, potential users may lack confidence in our site and our ability to protect their business communications and commerce information, such as credit card information, billing address, etc. Furthermore, we may be subject to damage claims from our users or others.

A party who is able to circumvent our security measures could misappropriate our proprietary information. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of private networks generally, and The Middle Network(SM) in particular, especially as a means of conducting business and commercial transactions. To the extent that our future activities or those of third party contractors whom we may use involve the storage and transmission of proprietary information, such as business information and data, and financial data, including credit card numbers, security breaches could expose us to a risk of loss or litigation. There can be no assurance that we will be able to implement security measures that will prevent security breaches.

We cannot provide any assurances as to the actual useful life of any of the technical systems used in The Middle Network(SM). A number of factors will ultimately affect the useful life of each of our systems including, among others, quality of construction, unexpected damage or deterioration and technological or economic obsolescence.

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

Finally, many of our potential competitors have greater resources, greater marketing presence and greater name recognition than MidNet.

SOURCES AND AVAILABILITY OF RAW MATERIALS

As of the date of this filing, we have no need for raw materials or suppliers.

CUSTOMERS

MidNet intends to provide The Middle Network(SM) to ASPs and end-user customers who either receive services from ASPs or have created their own application services or private networks. We currently have no customers and do not plan to rely on any particular customer(s).

REGULATORY CONSIDERATIONS

MidNet's multi-company private network, The Middle Network(SM) runs over regulated CLECs and Inter-Exchange Carriers (IXCs). The Middle Network(SM) provides a digital environment to enable ASPs that may or may not be regulated in the future, depending on whether the FCC changes its current rulings under which enhanced service providers, like MidNet, are exempt from federal and state regulations governing common carriers.

The FCC has to date treated Internet service providers as enhanced service providers. Enhanced service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service funds. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could affect MidNet by association and significantly increase our cost structure and have a material adverse effect on our business.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to electronic commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

The regulatory requirements to which we are subject could change in a manner that significantly increases our costs or otherwise adversely affects our operations. These include:

     * Our planned interstate and international operations in the United States are governed by the Communications Act of 1934, as amended by the Telecommunications Act of 1996 ("Telecom Act"). There are several ongoing proceedings at the FCC and in the federal courts regarding the implementation of various aspects of the Telecom Act. The outcomes of these proceedings may affect the manner in which we are permitted to provide our services in the United States and may have a material adverse effect on our operations.

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

     * The laws of the countries in which we operate or will operate govern our operations outside the United States. The regulation of telecommunications networks and services outside the United States varies widely. In some countries, the range of services that we are legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. Our inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which we operate or will operate could result in the temporary or permanent suspension of operations in one or more countries. We also may be prohibited from entering certain countries at all or from providing all of our services in one or more countries. In addition, many of the countries in which we will operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. We cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which we will be permitted to provide our services in these countries and may have a material adverse effect on our operations.

     * In the ordinary course of constructing our networks and providing our services we may be required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which we plan to operate. We also may have to comply with a variety of regulatory obligations. Our failure to obtain or maintain necessary licenses and authorizations, or to comply with the obligations imposed upon license-holders in one or more countries, may result in sanctions, including the revocation of authority to provide services in one or more countries.

SALES AND MARKETING

MidNet's management is currently directly involved in sales and marketing activities. MidNet believes its management and advisors have the necessary relationships and skills to meet its requirements for sales and marketing for the foreseeable future.

MidNet's marketing and sales strategy will include:

     * Direct marketing to the major companies in the media and entertainment industry such as movie studios, production companies and supporting services (i.e., sound, editing, etc.) by utilizing MidNet's extensive industry contacts and relationships. This will involve contacting operational managers and decision makers (i.e., General Managers, V.P. Operations, Director of IT, etc.) of various companies that understand the merits of our network and how it will enable digitization of their workflows.

     * Direct marketing to the ASPs, which will drive adoption of our network through the growth and expansion of their customer base. In this way, ASPs will act something like a dealer or reseller of our services.

In addition, our customers will promote growth of The Middle Network(SM) through their customer and vendor relationships. For example, our network will enable real-time collaboration (such as video conferencing). To participate, each party must be on our network. We anticipate that those companies that provide products and services to our customers will be motivated to join our network to secure, maintain and/or grow those business relationships.

INTELLECTUAL PROPERTY

Our success is dependent upon our ability to protect our intellectual property rights. We rely principally on a combination of a service mark, trade secrets, non-disclosure agreements and other contractual provisions to establish and maintain our proprietary rights. MidNet has applied for a service mark for "The Middle Network" thorough the U.S. Patent and Trademark Office.

The Middle Network(SM) will utilize a unique configuration based on software developed by MidNet to configure private lines and establish transmission sessions. In the future, MidNet plans to apply for defensive patents to protect our configuration technology.

As part of our confidentiality and operating procedures, we generally enter into nondisclosure and confidentiality agreements with each of our key employees and consultants and limit access to and distribution of our core technology, documentation and other proprietary information.

Policing the unauthorized use of our intellectual property is difficult. We will use all viable and cost-permissive methods for defending and prosecuting any suspected violators of our intellectual property.

RESEARCH AND DEVELOPMENT

The Middle Network(SM) topology resembles a "peer-to-peer" network, rather than a "hub-and-spoke" model. Traffic routing and prioritization happens dynamically at the access point in the customer premise, not in a centralized location. Therefore, MidNet is not limited to a conventional, static network configuration. MidNet's proprietary network design and configuration enables the allocation of bandwidth "on-demand", as opposed to the static point-to-point bandwidth typically offered by Telcos. As a result, MidNet can present itself as a "dynamic private network". This innovative design provides powerful characteristics, which simultaneously enhance flexibility, robustness and security.

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

MidNet is also building a network configuration tool using open source software, including but not limited to Linux, FreeBSD, Apache, MySQL, Perl, PHP as well as free and commercial application software to run in these environments, for managing the network devices and automatic configuration of system parameters, system firmware updates and system password changes. This tool offers tremendous flexibility while lowering deployment costs, increasing network security and reducing dependency on expert technicians for the deployment of network devices.

We do not depend on any one equipment supplier. Consequently, there are no primary equipment suppliers identified at this time. Price will be the primary factor in selecting vendors.

During the last two years, about 1,000 hours per year have been spent on research and development, mostly on evaluating readily available hardware and software, as well as on evaluating aspects relating to integration of these products. MidNet's costs for research and development relate to equipment used in research and development. Total cost of this equipment for the last two years is approximately $8,000. MidNet did not incur any other costs for research and development. None of the costs of research and development have been borne directly by, or expected to be borne by, our customers.

ENVIRONMENTAL LAW COMPLIANCE

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

EMPLOYEES

As of February 2004, MidNet had no employees. However, Mssrs. Fentiman,
Kunz and Aschwanden all receive compensation as paid consultants/independent contractors to MidNet.

ITEM 2. DESCRIPTION OF PROPERTY.

MidNet leases 180 square feet of commercial space at Suite 300, 1055 West Hastings Street, Vancouver, BC Canada V6E 2E9.

This facility houses a small satellite marketing and sales office. MidNet renewed its lease on January 1, 2004, and the lease expires on December 31, 2004. The Company's monthly rent payment is Cdn$1,175.00 (approximately US$905).

MidNet believes that existing facilities are adequate for its needs through the middle of the year 2004. Should the Company require additional space at that time, or prior thereto, MidNet believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

MidNet is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MidNet's shares of Common Stock trade on the OTC Bulletin Board Market under the trading symbol "TUGB." The high and low bid prices of the Company's Common Stock for the period October-December 2003 (the only quarter in its last two fiscal years that it has been traded), as quoted from the OTC Bulletin Board was:

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

On May 14, 2001, the Company issued 62,500 shares of common stock for cash valued at $0.10 per share to Icon Technologies, Inc (a private corporation not known to have any affiliation with MidNet). The issuance was made in reliance of Rule 506 under Regulation D and/or under Section 4(2) of the Securities Act of 1933, as amended, as a private transaction, not involving a public offering.

On May 18, 2001, the Company issued 62,500 shares of common stock for cash valued at $0.10 per share to Checkers Investments Ltd. (a private corporation not known to have any affiliation with MidNet). The issuance was made in reliance of Rule 506 under Regulation D and/or under Section 4(2) of the Securities Act of 1933, as amended, as a private transaction, not involving a public offering.

On December 11, 2003 the stockholders approved the acquisition of MidNet, Inc. a Nevada corporation for 7,505,935 shares of common stock and 300,000 shares of preferred stock. Shares were issued as follows:

                                                       # Common      # Preferred
Name                           Position                 Shares          Shares
----                           --------                 ------          ------
Peter Fentiman           Director, President and       2,448,000       100,000
                         Chief Executive Officer
Tilo Kunz                Director, Chairman, Chief     2,448,000       100,000
                         Operating Officer
Ruedi Aschwanden         Director, Chief Technology    2,448,000       100,000
                         Officer
Various (12 individuals) MidNetNV shareholders           161,935             0
                                                       ---------       -------
Total                                                  7,505,935       300,000
                                                       =========       =======

The issuance was made in reliance of Rule 506 under Regulation D and/or under
Section 4(2) of the Securities Act of 1933, as amended, as a private transaction, not involving a public offering. In addition, options for the then four (4) members of the MidNetNV Advisory Board and two consultants to MidNetNV (one of whom was a former officer of MidNetNV) to acquire 1,260,000 restricted shares of MidNetNV, at an exercise price of $.50 per share, were exchanged for options to acquire 1,260,000 restricted shares of Tugboat, at an exercise price of $.50 per share, on the same terms and conditions of the MidNetNV options. The options are currently held by the same six (6) persons, who are now the three (3) members of our Advisory Board, one former consultant and former officer of MidNetNV, one current consultant, Mr. Staples and one of our officers, Mr. Locke. As of January 31, 2004, none of these options to purchase 1,260,000 restricted shares have been exercised. All of these parties are "accredited" investors.

On December 30, 2003, the Company issued 550,000 in common stock to an individual (U.S. citizen) as full consideration for consulting services, pursuant to a Form S-8, filed December 18, 2003. The services include computer consulting services to develop and expand registrant's business operations and provide general business consulting services to registrant. None of the services relate to the offer or sale of securities in a capital raising transaction or the direct or indirect promotion or maintenance of a market for the registrant's securities.

In December, 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted Common Stock, at an exercise price of $.75 per share. No consideration was received for the issuance of the warrants because MidNet wanted to establish a relationship with persons and entities which MidNet believed could provide a source or sources of potential financing for MidNet in the future. Accordingly, MidNet issued the subject warrants. The exercise price of $0.75 per share was in excess of the market price of MidNet's shares at the time the warrants were issued and was, in the opinion of MidNet, fair and reasonable at the time. As of February 17, 2004, the holders of 1,342,450 warrants, consisting of 37 separate and unrelated holders, have exercised their warrants to acquire 1,342,450 shares of MidNet's restricted Common Stock, at a price of $.75 per share. 1,342,450 shares have been issued based upon this exercise. MidNet received a total of US$1,006,837.50 from the exercise of those warrants. None of the warrants were issued to or held by affiliates of the registrant. None of the shares of Common Stock issued upon exercise of the warrants were issued to, or are held by affiliates, either directly or indirectly. The Warrants expire and become worthless on December 19, 2004. These were issued to "accredited" investors and was exempt under Rule 506.

The foregoing transactions are exempt from the registration provisions of the Securities Act of 1933, as amended, by reason of exemptions from registration afforded by Section 4 (2) thereof as constituting private transactions not involving a public offering. The transfer thereof has been appropriately restricted by MidNet. The offers and sales should not be integrated with the public offering herein in reliance upon the safe harbor interpretation of Rule 152 under which it is the view of the Staff of the SEC that the filing of a registration statement following an offering otherwise exempt under Section 4
(2) does not vitiate the exemption in that Section.

                           DESCRIPTION OF SECURITIES.

MidNet's Certificate of Incorporation authorizes a total share capital of 100,000,000 shares:

Preferred stock, $.0001 par value; 20,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2003.

Common stock, $ 0.0001 par value; 80,000,000 shares authorized; 13,732,935 shares issued and outstanding as of December 31, 2003.

Each shareholder is entitled to one vote for each share of Common Stock owned of record. The holders of shares of Common Stock do not possess cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors, and in such event the holders of the remaining shares will be unable to elect any of THE Company's directors. Holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Company's board of directors may determine. Upon liquidation, dissolution, or winding up, the assets legally available for distribution to the Company's shareholders will be distributed ratably among the holders of the shares outstanding at the time. Holders of the Company's shares of Common Stock have no preemptive, conversion, or subscription rights, and are not subject to redemption.

The rights and preferences of the Preferred Stock are as follows: Each share of Preferred Stock entitles the holder to 100 votes on any issue that pertains to mergers, hostile takeovers or a governmental nationalization attempt to take control of the stock of the corporation, or any vote to amend the Articles of Incorporation. Preferred Stock will be entitled to vote on and receive in accordance with such vote, any forward or reverse split of the issued and outstanding shares of Common Stock of the corporation. Preferred Stock will receive dividends concurrent with and equivalent to any per share dividend paid to the holders of Common Stock of the corporation. The preferred stock is not convertible into common stock of MidNet.

The preferred stock will be entitled to preference over the common stock with respect to the distribution of assets of MidNet in the event of its liquidation, dissolution, or winding-up, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the corporation among its stockholders for the purpose of winding-up its affairs. The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Board in its sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock. The issuance of preferred shares with such voting or conversion rights may have the effect of delaying, deferring or preventing a change in control of MidNet.

There are no other provisions in our certificate of incorporation or our bylaws that may result in the delaying, deferring or preventing of a change in control of MidNet.

There are no restrictions in the Company's Certificate of Incorporation, as amended to date or its current , which restrict or inhibit changes in the voting control or ownership in the Company.

ITEM 6. PLAN OF OPERATION.

The following discussion of our Plan of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with our audited Consolidated Financial Statements included herein.

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

The Company, on a consolidated basis, had nominal revenues in 2003 of $21,328, which were revenues generated by MidNetNV, and the expenses incurred by the Company to date are mainly administrative, accounting, legal and consulting fees, which totaled $220,231 for the year ended December 31, 2002; $78,798 for the period ended December 11, 2003; and $2,240 for the period December 12 to 31, 2003.

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

PLAN OF OPERATIONS

During the previous fiscal year, and prior to the merger with MidNetNV, Registrant had been in the design phase of a web site for the buying, selling, trading and auctioning of collectible and valuable coins on the Internet with no commercial success. MidNet, under new management and direction, has a plan of operation it is currently implementing. As of the date of this filing, MidNet has not generated any revenue from operations and our only major source of funding has been from the issuance of our securities and the exercise of warrants.

MidNet's plan of operations over the next 12 months is to commence the marketing and delivery of our network services to our anticipated customers, consistent with our business plan. MidNet is classified as a development stage company because its principal activities involve seeking and developing business activities and commencing operations. MidNet plans to generate revenue by charging customers to send and receive data over The Middle Network(SM). This will include sending and receiving "digital" packages (e.g., digital videos and movies), video conferencing and customers using The Middle Network(SM) as their private company network. Data is measured, and will be billed, in gigabytes. Our pricing is designed to be competitive with traditional shipping services (such as FedEx).

Anticipated key milestones in implementing our initial phase of operations and the time frame for beginning and completing each milestone are as follows:

Projected Key Milestone                Projected beginning date        Projected completion date
-----------------------                ------------------------        -------------------------
Acquire co-location facilities               April 2004                Vancouver - July 2004;
for launch cities (Vancouver,                                          Los Angeles - September 2004;
Toronto, Los Angeles and New York)                                     Toronto and New York -
                                                                       November 2004

Acquire private, inter city                  April 2004                October 2004
circuits (Vancouver-Los Angeles-
Toronto-New York)

Expand into other key media                  July 2004                 December 2004 to July 2005
centers (Chicago, Montreal and
London, England)

Establish Network Assurance Center           July 2004                 September 2004

Sign first customer                          April 2004                August 2004

Establish Support Center                     July 2004                 October 2004 to December 2004

Over the next twelve months, MidNet anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and vendor pricing):

Bandwidth and co-location                   $  800,000
Personnel costs                             $  750,000
Sales and marketing                         $  500,000
Equipment purchased or leased               $  300,000
                                            ----------
Total                                       $2,350,000
                                            ==========

MidNet will need to raise additional funds over the next twelve months.

To date, MidNet has incurred approximately $8,000 in research and development. We do not expect to incur any research and development costs over the next twelve months.

Over the next twelve months MidNet plans to lease or purchase various electronic equipment required for rollout of the network. The projected cost of this equipment is approximately $300,000. Equipment to be leased or purchased includes: network switches, servers, computers and other technological devices. The total to be expended on equipment over the next twelve months is only an estimate and is subject to customer demand of The Middle Network(SM). If customer demand is weak, equipment costs will likely be less; if customer demand is strong, projected equipment costs could be higher. There are currently no plans to purchase any plant or other significant equipment.

MidNet expects to increase the number of its employees over the next twelve months as MidNet proceeds with the initial phase of operation. MidNet currently has no employees, but does have 4 consultants. Over the next twelve months we project hiring 15 to 25 employees.

SHORT TERM GOAL

MidNet will focus its efforts on enabling the following types of application services:

     *    Digital media transfer
     *    Digital collaboration
     *    Security
     *    Videoconferencing
     *    E-commerce transaction fulfillment
     *    Unified messaging (including email)

Our initial phase of operation is expected to include what we believe constitute the seven key media centers in North America and Europe: Montreal, Toronto, Vancouver, Los Angeles, Chicago, New York and London, England. During this phase, MidNet plans to establish connectivity between and within these cities by entering into agreements with various telecommunication companies for local loops and intercity private circuits (i.e., bandwidth). These cities are then connected through co-location facilities which act as a hub for each metropolitan area network. MidNet will rent space in the co-location facilities and will install network switches to facilitate connection to the leased circuits. MidNet anticipates this initial phase will take twelve months.

LONG TERM GOAL

Our goal is to expand The Middle Network(SM) to further penetrate both national and international markets, and secure additional business opportunities.

Management is of the opinion that sufficient working capital may not be available from internal operations during the next twelve months. Thus, the Company may not be able to meet its obligations and commitments from revenues alone.

MidNet is making its plans based on the assumption we will continue as a going concern, but there is no assurance we will be able to do so. Management is unsure whether proposed current operations, once commenced, will be able to provide sufficient revenues to meet operating costs and expansion.

MidNet intends to continue efforts to obtain market penetration and consumer awareness of The Middle Network(SM), while focusing and building on its client list of media-based customers and exploring other vertical markets. These markets may include government, security, legal, health, financial, engineering, and other industries that require the movement of large amounts of data in a reliable, high speed and secure environment.

MidNet will require additional funds to further develop its marketing and branding plans. Although it may need to raise additional funds for business development, the Company has no assurance that it will be able to obtain such financing. If adequate funds are not available, business development will be adversely affected.

We will, however, receive the proceeds, if any, from exercise of the Warrants held by certain Warrant holders on those Warrants that are exercised. We expect to use the proceeds from any such exercise for general working capital purposes in our day-to-day operations. While we regularly evaluate possibilities for the use of funds which may be raised as a part of our long-term business strategy, we do not at the present time have any specific arrangements, agreements or understandings with respect to any such funds in the event any or all of the outstanding Warrants are exercised. As of January 31, 2004, 744,000 Warrants out of 2,000,000 Warrants issued have been exercised, resulting in proceeds of $558,000.

A possible source of additional funding is the 1,256,000 outstanding warrants to acquire 1,256,000 shares of MidNet's restricted Common Stock, at a price of $.75 per share. If and when all of these warrants are exercised, we could receive an additional $942,000, but there is no assurance any of the warrants will be exercised at any specific time, or at all. The warrants expire on December 19, 2004.

Future capital requirements will also depend on one or more of the following factors:

     *    market acceptance of MidNet's proposed services;
     *    the extent and progress of research and development programs;
     *    competing technological and market developments; and
     *    the costs of commercializing our proposed services.

There can be no assurance that funding will be available on favorable terms to permit successful commercialization of the business plan or that we will be successful in our business operations.

In addition, MidNet has no credit facility or other committed sources of capital. It may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet our futurecapital requirements, MidNet may have to raise additional funds to continue operations. There can be no assurance that the funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in substantial dilution to shareholders.

Until such time as the proposed business is sufficiently developed, MidNet does not expect to have any significant revenues from operations. It anticipates that, if its business plan becomes fully operational, it will generate sufficient revenues to maintain operations. There is no assurance that MidNet will be successful in selling telecommunications services metered in gigabyte units or otherwise generating revenues. MidNet has no other sources of revenue. Therefore, if not successful in its proposed business, the Company will be unable to achieve revenues under our current business plan.

The Company's websites can be found at: www.midnetinc.com

SUBSEQUENT EVENTS

On March 17, 2004, we changed our name from Tugboat International Inc., to MidNet, Inc., and, on March 25, 2004, our trading symbol on the OTC Bulletin Board market was changed from "TUGB" to "MIDX".

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

MidNet's future annual and quarterly operating results, if any, may fluctuate significantly as a result of numerous factors, including:

     1. The amount and timing of expenditures required to build "The Middle Network(SM)";
     2. The amount and timing of revenues based on our ability to attract and secure new customers; and
     3. The emergence of new services and technologies in the market in which MidNet plans to deliver services.

MidNet also faces foreign currency exchange risk if a majority of its revenue is denominated in U.S. currency and a majority of its operating costs are incurred in Canadian currency. Significant fluctuations in the foreign exchange rate between U.S. and Canadian currency will result in fluctuations in MidNet's annual and quarterly results.

IMPACT OF INFLATION

MidNet believes that inflation has not had a material effect on its past business.

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

ITEM 7. FINANCIAL STATEMENTS

                                  MidNet, Inc.
                     (Formerly Tugboat International, Inc.)

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


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
MidNet, Inc.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of MidNet, Inc. (Formerly Tugboat International, Inc.) as of December 31, 2003 (restated) and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and from the period of January 16, 2002 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MidNet Inc. (Formerly Tugboat International, Inc.) as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended and from the period of January 16, 2002 (inception) to December 31, 2003 in conformity with U.S. generally accepted accounting principles.


/s/ Armando C. Ibarra, CPA-APC
------------------------------
Armando C. Ibarra, CPA-APC

January 28, 2004
July 1, 2004 (restated)
Chula Vista, California

                                  MIDNET, INC.
                     (Formerly Tugboat International, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                        Year Ended          Year Ended
                                                                        December 31,        December 31,
                                                                           2003                2002
                                                                         ---------           ---------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                   $  67,074           $   2,925
                                                                         ---------           ---------
TOTAL CURRENT ASSETS                                                        67,074               2,925

 NET PROPERTY & EQUIPMENT                                                    6,066               6,882

OTHER ASSETS
  Security deposits                                                            758                  --
  Prepaid expenses                                                         220,500                 734
                                                                         ---------           ---------
TOTAL OTHER ASSETS                                                         221,258                 734
                                                                         ---------           ---------

      TOTAL ASSETS                                                       $ 294,398           $  10,541
                                                                         =========           =========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $   9,934           $   4,644
  Consulting fees payables                                                 130,000              75,000
  Shareholder loan                                                              --              12,828
  Taxes payable                                                                744                  --
                                                                         ---------           ---------
TOTAL CURRENT LIABILITIES                                                  140,678              92,472
                                                                         ---------           ---------

      TOTAL LIABILITIES                                                    140,678              92,472

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, ($.0001 par value, 20,000,000 shares
   authorized; 300,000 shares issued and outstanding
   as of December 31, 2003 and 2002, respectively.)                             30                  30
  Common stock, ($.0001 par value, 80,000,000 shares
   authorized; 13,732,935 and 7,505,935 shares issued and
   outstanding as of December 31, 2003 and 2002, respectively.)              1,373                 751
  Additional paid-in capital                                               432,532             137,819
  Stock subscription receivable                                               (300)               (300)
  Deficit accumulated during development stage                            (279,915)           (220,231)
                                                                         ---------           ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       153,720             (81,931)
                                                                         ---------           ---------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                 $ 294,398           $  10,541
                                                                         =========           =========

               See Notes to the Consolidated Financial Statements

                                  MIDNET, INC.
                     (Formerly Tugboat International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                    January 16, 2002
                                                                                       (inception)
                                                 Year Ended         Year Ended           through
                                                 December 31,       December 31,       December 31,
                                                    2003               2002               2003
                                                 -----------        -----------        -----------
REVENUES
  Revenues                                       $    21,328        $        --        $    21,328
                                                 -----------        -----------        -----------
TOTAL REVENUES                                        21,328                 --             21,328

GENERAL & ADMINISTRATIVE EXPENSES                     81,038            220,231            301,269
                                                 -----------        -----------        -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               81,038            220,231            301,269

OTHER INCOME & (EXPENSES)
  Other income                                            26                 --                 26
                                                 -----------        -----------        -----------
TOTAL OTHER INCOME & (EXPENSES)                           26                 --                 26
                                                 -----------        -----------        -----------

NET INCOME (LOSS)                                $   (59,684)       $  (220,231)       $  (279,915)
                                                 ===========        ===========        ===========

BASIC EARNINGS (LOSS) PER SHARE                  $     (0.01)       $     (0.03)
                                                 ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         7,832,656          7,143,934
                                                 ===========        ===========

DILUTED EARNINGS (LOSS) PER SHARE                $     (0.01)       $     (0.03)
                                                 ===========        ===========
WEIGHTED AVERAGE NUMBER OF
 DILUTED SHARES OUTSTANDING                        9,643,560          8,126,948
                                                 ===========        ===========

               See Notes to the Consolidated Financial Statements

                                  MIDNET, INC.
                     (Formerly Tugboat International, Inc.)
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From January 16, 2002 (inception) through December 31, 2003
--------------------------------------------------------------------------------

                                                              Preferred                          Common
                                               Preferred        Stock           Common            Stock
                                                 Stock          Amount           Stock           Amount
                                                 -----          ------           -----           ------
Stock issued for cash on January
16, 2002 @ $0.0001 per share                                   $   --          7,344,000       $     734

Stock issued for cash on March 31,
2002 @ $1.00 per share                                                           131,335              13

Stock subscription receivable                    300,000           30

Stock issued for consulting services on
December 3, 2002 @ $1.00 per share                                                30,600               4

Net loss, December 31, 2002

BALANCE, DECEMBER 31, 2002                       300,000           30          7,505,935             751
                                             -----------       ------       ------------       ---------
Recapitalization (note 1)                                                      5,544,000             554

Stock issued for cash on December
19, 2003 @ $0.75 per share                                                       133,000              13

Stock issued for consulting services on
December 30, 2003 @ $0.36 per share                                              550,000              55

Net loss, December 31, 2003

BALANCE, DECEMBER 31, 2003                       300,000       $   30         13,732,935       $   1,373
                                             ===========       ======       ============       =========

                                                                             Deficit
                                                                           Accumulated
                                             Additional       Stock          During
                                              Paid-in       Subscription   Development
                                              Capital       Receivable        Stage         Total
                                              -------       ----------        -----         -----
Stock issued for cash on January
16, 2002 @ $0.0001 per share                   $  5,266      $   --       $      --       $   6,000

Stock issued for cash on March 31,
2002 @ $1.00 per share                          107,287                                     107,300

Stock subscription receivable                       270        (300)                             --

Stock issued for consulting services on
December 3, 2002 @ $1.00 per share               24,996                                      25,000

Net loss, December 31, 2002                                                (220,231)       (220,231)

BALANCE, DECEMBER 31, 2002                      137,819        (300)       (220,231)        (81,931)
                                               --------      ------       ---------       ---------
Recapitalization (note 1)                          (469)                                         85

Stock issued for cash on December
19, 2003 @ $0.75 per share                       99,737                                      99,750

Stock issued for consulting services on
December 30, 2003 @ $0.36 per share             195,445                                     195,500

Net loss, December 31, 2003                                                 (59,684)        (59,684)

BALANCE, DECEMBER 31, 2003                     $432,532      $ (300)      $(279,915)      $ 153,720
                                               ========      ======       =========       =========

               See Notes to the Consolidated Financial Statements

                                  MIDNET, INC.
                     (Formerly Tugboat International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                                 January 16, 2002
                                                                                                   (inception)
                                                                Year Ended        Year Ended          through
                                                                December 31,      December 31,      December 31,
                                                                   2003              2002              2003
                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                             $   (59,684)      $  (220,231)      $  (279,915)
  Depreciation                                                        2,065             2,950             5,015
  (Increase) decrease in security deposits                             (758)               --              (758)
  (Increase) decrease in prepaid expenses                          (219,766)             (734)         (220,500)
  Increase (decrease) in consulting fees payables                    55,000            75,000           130,000
  Increase (decrease) in taxes payables                                 744                --               744
  Increase (decrease) in accounts payable                             5,290             4,644             9,934
  Common stock issued for services                                       --            25,000            25,000
                                                                -----------       -----------       -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (217,109)         (113,371)         (330,480)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property & equipment                                (1,249)           (9,832)          (11,081)
                                                                -----------       -----------       -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (1,249)           (9,832)          (11,081)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred stock                                            --                30                30
  Issuance of common stock                                              622               747             1,369
  Additional paid in capital                                        294,713           112,823           407,536
  Subscription receivable                                                --              (300)             (300)
  Shareholder loan                                                  (12,828)           12,828                --
                                                                -----------       -----------       -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            282,507           126,128           408,635
                                                                -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                      64,149             2,925            67,074

CASH AT BEGINNING OF YEAR                                             2,925                --                --
                                                                -----------       -----------       -----------
CASH AT END OF YEAR                                             $    67,074       $     2,925       $    67,074
                                                                ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest paid                                                 $        --       $        --       $        --
                                                                ===========       ===========       ===========
  Income taxes paid                                             $        --       $        --       $        --
                                                                ===========       ===========       ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for acquisition of subsidiary               7,505,935                --         7,505,935
                                                                ===========       ===========       ===========
  Preferred stock issued for acquisition of subsidiary              300,000                --           300,000
                                                                ===========       ===========       ===========
  Stock issued for services                                              --            25,000            25,000
                                                                ===========       ===========       ===========

               See Notes to the Consolidated Financial Statements

                                  MIDNET, INC.
                     (Formerly Tugboat International, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                             As of December 31, 2003


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Tugboat International, Inc. was incorporated in the State of Delaware, United States of America on July 20, 1998, under the Delaware Revised Statutes, Chapter 78, Private Companies. On December 11, 2003 the Company entered into a recapitalization with MidNet, Inc. MidNet, Inc. was incorporated in the State of Nevada, United States of America on January 16, 2002. Effective March 17, 2004 the Company changed its name to MidNet, Inc.

On December 11, 2003 Tugboat International, Inc. and MidNet, Inc. completed an Agreement and Plan of Merger whereby Tugboat International issued 7,505,935 shares of its common stock and 300,000 shares of its preferred stock in exchange for all of the outstanding common stock of MidNet, Inc. Immediately prior to the Agreement and Plan of Merger, Tugboat International, Inc. had 5,544,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of MidNet, Inc. because the shareholders of MidNet, Inc. controlled Tugboat International, Inc. after the acquisition. Therefore, Midnet, Inc. was treated as the acquiring entity for accounting purposes and Tugboat International, Inc. was the surviving entity for legal purposes.

The Company operates through its sole subsidiary MidNet, Inc. MidNet, Inc.'s business plan is to provide a reliable network-operating environment within a secure private network and acts as the middle layer between telecommunication infrastructure companies, Application Service Providers and the end users. MidNet, Inc. plans to provide the means to move high-speed secured data, metered in gigabyte units, for a broad mix of services within MidNet's secure environment, including:

     *    Digital media transfer
     *    Digital collaboration
     *    Security
     *    Video conferencing
     *    E-commerce transaction fulfillment
     *    Unified managing (including email)

MidNet, Inc. (the parent Company) is now a holding Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

b. Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 16, 2002 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the net loss by the weighted average number of common shares outstanding plus stock options and warrants issued and not exercised.

c. Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

d. Consolidation

The consolidated financial statements of MidNet, Inc. (A Delaware Corporation; formerly Tugboat International, Inc.) include the accounts of the Company and its subsidiary MidNet, Inc. (A Nevada Corporation). MidNet, Inc. is a wholly owned subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

g. Related Party Transactions

Related parties include directors and officers that own shares. The Company discloses all transactions, other than those in the ordinary course of business, with these related parties.

h. Property & Equipment

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation and amortization is calculated using straight-line method for book purposes and accelerated methods for income tax purposes (five years for vehicles and equipment, and seven years for office furniture).

i. Development Stage Enterprise

The Company is a development stage enterprise that presents its financial statements in conformity with the generally accepted accounting principles that apply to establish operating enterprises. As such, the Company charges all administrative expenses to operations in the year they occur. The Company capitalizes only those costs that it expects to recover through future operations and those costs are subject to a regular review for possible impairment.

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

NOTE 3. PREPAID EXPENSES

As of December 31, 2003 the Company had prepaid expenses in the amount of $220,500. $25,000 of this amount was paid in advance for legal services that are to be performed in 2004. This amount was expensed in the first quarter of 2004. On December 30, 2003 the Company issued 550,000 in common stock to an individual as full consideration for consulting services. As of the date of issuance there had been no consulting services performed and in accordance with EITF 96-18A the Company established the measuring date as December 30, 2003.

NOTE 4. CONSULTING FEES PAYABLE

The Company entered into an agreement with two consultants on April 1, 2002 and June 1, 2002 respectively, in which the consultants agree to provide strategic planning and financial services the Company, for a fee of $5,000 each per month. During the year the Company accrued $55,000 in consulting fees and terminated the consulting agreement for financial services. Cash payment of the fees shall commence once the Company is successful in raising funds and the financing is in place. The consultant, at his option, will have the opportunity to take shares at a value of $1.00 US per share in lieu of cash, or a combination of cash and shares.

NOTE 5. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has generated only nominal amounts of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements.

NOTE 6. PROPERTY & EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                 2003               2002
                                               --------           --------
     Property & Equipment
     Office Equipment                          $ 11,081           $  9,832
                                               --------           --------
     Total Office Equipment                      11,081              9,832
     Accumulated depreciation                    (5,015)            (2,950)
                                               --------           --------
     Net Property & Equipment                  $  6,066           $  6,882
                                               ========           ========

NOTE 7. INCOME TAXES

a. The Company is in the development stage and has earned only nominal revenue and no income. No provision for additional income tax recovery has been recorded by the Company due to its losses indicating that, more likely than not, none of the deferred income tax assets will be realized.

b. Due to the Company not having earned income, it has an effective tax rate of zero percent.

c. Losses available for deduction against future taxable income are as follows:

                                                            Loss Expiration Date
                                                            --------------------
     2002 Net Operating Loss            $(220,231)                  2022
     2003 Net Operating Loss              (59,684)                  2023
                                        ---------
     Net Operating Loss                 $(279,915)
                                        =========

d.

                                                         As of December 31, 2003
                                                         -----------------------
     Deferred tax assets:
     Net operating tax carryforwards                              $ 92,417
     Other                                                               0
                                                                  --------
     Gross deferred tax assets                                      92,417
     Valuation allowance                                           (92,417)
                                                                  --------

     Net deferred tax assets                                      $      0
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

NOTE 8. STOCK TRANSACTIONS

For stock transactions with other than employee(s) stock issuances are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received. Transactions with employee(s) stock issuance are in accordance with paragraphs (16-44) of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliable measurable.

On January 16, 2002, the Company issued 7,344,000 shares of common stock for cash valued at $0.0001 per share.

On March 31, 2002, the Company issued 131,335 shares of common stock for cash valued at $1.00 per share.

On March 31, 2002, the Company issued a stock subscription of 300,000 shares of preferred stock valued at $0.001 per share.

On December 3, 2002, the Company issued 30,600 shares of common stock for consulting services valued at $1.00 per share.

On December 19, 2003, warrants were exercised where the Company issued 133,000 shares of common stock for cash valued at $0.75 per share.

On December 30, 2003, the Company issued a stock subscription of 550,000 shares of common stock valued at $0.36 per share.

As of December 31, 2003 the Company had 13,732,935 shares of common stock outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2003.

Preferred stock, $0.0001 par value; 20,000,000 shares authorized; 300,000 and 300,000 shares issued and outstanding as of 2003 and 2002, respectively.

Common stock, $0.0001 par value; 80,000,000 shares authorized; 13,732,935 and 7,505,935 shares issued and outstanding as of 2003 and 2002, respectively.

NOTE 10. ISSUANCE OF SHARES FOR SERVICES

In accordance with paragraph 8, SFAS 123 and EITF 96-18, all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

A total of 550,000 shares of common stock were issued for consulting services for the year ended December 31, 2003. As of December 31, 2003, the consulting services have not been provided.

NOTE 11. STOCK OPTIONS AND WARRANTS

The Company's accounting is in accordance with FASB 123 and EITF 96-18A in recording warrants or stock options. The Company uses the fair value base method of accounting for employee stock options or similar instrument. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. As of December 31, 2003, the Company had granted various directors and non-directors options to purchase shares as follows:

                                                Exercise
                                 Options         Prices          Expiration
     Date of Grant              Granted (#)     ($/share)           Date
     -------------              -----------     ---------           ----
     3/4/2002                    500,000          0.50            3/04/2009
     6/15/2002                   200,000          0.50            6/15/2009
     2/12/2003                   560,000          0.50            2/12/2010
                                 -------
     Total Options Granted      1,260,000
                                =========

In December 2003, the Company issued warrants to purchase up to 2,000,000 shares of the Company's restricted Common Stock, at an exercise price of $0.75 per share. The warrants expire and become worthless on December 19, 2004.

NOTE 12. SUBSEQUENT EVENTS

On March 17, 2004 the Company formally changed its name to MidNet, Inc. Subsequent to December 31, 2003, the holders of 1,535,000 warrants, consisting of 41 separate and unrelated holders, have exercised their warrants to acquire 1,535,000 shares of the Company's restricted Common Stock at a price of $0.75 per share. Based upon the exercise of the warrants, the Company received a total of $1,151,250. None of the warrants were issued to or held by affiliates of the registrant. None of the shares of Common Stock issued upon exercise of the warrants were issued to, or are held by affiliates, either directly or indirectly.

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

ITEM 8A. CONTROLS AND PROCEDURES

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

(a) DIRECTORS AND EXECUTIVE OFFICERS

     NAME             AGE                     POSITION
     ----             ---                     --------
Peter Fentiman        59     Director, President and Chief Executive Officer
Tilo Kunz             38     Director
Ruedi Aschwanden      46     Director, interim Secretary and Treasurer
Tom Locke             53     Executive Vice President of Strategic Planning

Peter Fentiman has been the Director, President, and Chief Executive Officer of MidNet since December 11, 2003. Mr. Fentiman has also served as a Director, President and the Chief Executive Officer of MidNet's wholly-owned subsidiary, MidNet, Inc., the Nevada corporation ("MidNetNV")since January 2002. Prior to joining MidNetNV, Mr. Fentiman was a Management Consultant since 1991. In his role as Management Consultant, Mr. Fentiman has performed a variety of consulting functions including, analyzing business opportunities for mergers and acquisitions, business plan development, financing models, corporate relations, collateral material development for clients that included Triton Global Business Services Ltd.; Penn Capital Canada Ltd.; Meridian Co Ltd.; Sintec Corp.; and Biscay Management. Mr. Fentiman received a business diploma from the Eastern Ontario Institute of Technology, in 1964.

Tilo Kunz has been the Director, Chairman and Chief Operating Officer of MidNet since December 11, 2003. Mr. Kunz has also served as a Director, Chairman and Chief Operating Officer of MidNet's wholly owned subsidiary, MidNetNV, since January 2002. Prior to joining MidNetNV, Mr. Kunz was a media-based communications consultant since 1995. As a media consultant, Mr. Kunz's responsibilities and experience included business development, customer support operations, network development and market promotion strategies for various companies such as Tech-Catalyst Ventures, Inc., World Accessibility Marketplace Inc., International Image Services, Cinax Designs Inc., and Rainmaker Digital Pictures. Mr. Kunz received a business diploma from the British Columbia Institute of Technology, in 1989.

Ruedi Aschwanden has been a Director, Chief Technology Officer and interim Secretary and Treasurer of MidNet since December 11, 2003. Mr. Aschwanden has also served as a Director and Chief Technology Officer of MidNet's wholly owned subsidiary, MidNetNV, since January 2002. Prior to joining MidNetNV, since 1998, Mr. Aschwanden was a business and technology consultant for high-tech startups and technical service providers in the entertainment industry. Mr. Aschwanden's consulting engagements included: Project Officer (Telecoms) for HSBC Canada, where he was involved in designing the telecommunications infrastructure for head offices, branch offices and data centers; working as a Systems Programmer on mainframe computers for Union Bank of Switzerland (UBS) in Zurich, where he designed and implemented a telecommunications performance measurement and load test system. As an Electronics Engineer, he created various analog and digital devices and microprocessor controlled control systems for the audio recording and video post production industry, as well as a test program for the alarm system in two nuclear power plants. Mr. Aschwanden also served as a technical consultant to Tech-Catalyst Ventures. Mr. Aschwanden received a Masters degree in Business Administration from the Simon Fraser University of Vancouver, BC, in 1996.

Messrs. Kunz and Aschwanden both served as officers and directors for Konnect Corp., a private Delaware corporation, was a 50/50 joint venture formed in June 2000 between Condor Capital, Inc., a publicly traded Nevada corporation, and Tech-Catalyst Ventures, Inc., a private British Columbia corporation. Messrs. Kunz and Aschwanden provided consulting services to Tech-Catalyst. Neither of them were shareholders, directors or officers of Tech-Catalyst. Konnect Corp. was formed to develop and implement a real-time, interactive digital data network. Pursuant to the joint venture, Condor Capital was to provide all financing necessary for the venture and Tech-Catalyst was to provide the technical expertise to develop and implement the proposed network. Condor Capital failed to provide the financing necessary for the venture, and as a result the joint venture project was abandoned by the parties. Konnect Corp. never conducted any operations nor developed any technologies. Subsequent to the dissolution and abandonment of the project by the parties in early 2001, and subsequent to their resignation of their Officer and Director positions in April 2001 and February 2001, Messrs. Kunz and Aschwanden engaged in their respective independent third-party consulting activities. Messrs Kunz and Aschwanden's consulting activities for Tech-Catalyst ended with their respective resignations from Konnect Corp. In January 2002, Messrs. Kunz and Aschwanden, together with Mr. Fentiman formed MidNet, Inc., a Nevada corporation, and commenced development of the business now call The Middle Network(SM).

Tom Locke has been Executive Vice President of Strategic Planning of MidNet since December 11, 2003. Since January 2002, Mr. Locke also served in a similar capacity for MidNet's wholly-owned subsidiary, MidNetNV. Prior to joining MidNetNV, since 1996, Mr. Locke was President of Hub Consulting Services, and still serves in such capacity. Hub Consulting Services was founded in 1996 and is a wholly-owned subsidiary of Sportraits International Galleries Inc. The company is focused on business development, strategic planning and management design within the entertainment and communications industries. Tom Locke is the President of Hub Consulting Services and sole shareholder of Sportraits International Galleries Inc. Mr. Locke received an MBA degree from York University in Toronto in 1977.

(b) Significant Employees.

None

(c) Family Relationships.

There are no family relationships among our officers, directors, or persons nominated for such positions.

(d) Legal Proceedings.

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

(e) Board Committees

Our board of directors has not established an Audit Committee or a Human Resources and Compensation Committee. There is currently no plan to establish such committees.

Board of Directors and Officers

All directors hold office for one (1) year and until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows, for the two-year period ended December 31, 2003, the cash and other compensation paid to MidNet's Chief Executive Officer. No other executive officer had annual compensation in excess of $100,000 during such period.

                           SUMMARY COMPENSATION TABLE

No compensation was paid by MidNet to the Chief Executive Officer during the prior two fiscal years.

MidNetNV paid $19,659 in consulting fees to Mr. Peter Fentiman, Chief Executive Office, during the year ended December 31, 2002. No compensation was paid during the year ended December 31, 2003

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                            Exercise
                                         Options         % of Total          Prices
Name/Position (a)                     Granted (#)(b)   Options Granted      ($/share)   Expiration Date
-----------------                     --------------   ---------------      ---------   ---------------
Tom Locke, Exec. V.P. Strategic
Planning                                  500,000           39.7%             0.50         3/04/2009
Robert Mackay, former officer             200,000           15.9%             0.50         6/15/2009
Curtis Staples, Exec. V.P. Business
Development, former Advisory Board
member                                    250,000           19.8%             0.50         2/12/2010
Dr. Panos Nasiopoulos, Advisory
Board                                     210,000           16.6%             0.50         2/12/2010
Jack Leigh, Advisory Board                 50,000            4.0%             0.50         2/12/2010
Roger Jones, Advisory Board                50,000            4.0%             0.50         2/12/2010
All Optionees                           1,260,000            100%             0.50            (c)

----------
(a) We did not grant any stock options to our Chief Executive Officer or other most highly compensated executive officers during the fiscal year ended December 31, 2003.
(b) On December 11, 2003, in connection with its merger with MidNetNV, the Company granted (a) its Advisory Board members (b) a former officer of MidNetNV and (c) a consultant to the Company, options to purchase a total of 1,260,000 shares of the Company's restricted Common Stock, at an exercise price of $.50 per share. These options were exchanged for the outstanding MidNetNV options that were previously issued to these individuals.
(c) Currently, no other options have been granted. See expiration date above for each individual.

We consider the terms of the foregoing option transactions to be fair and reasonable to both us and respective parties involved. All option grants, including exercise prices, were the result of arms'-length negotiations between the parties.

Although the Board of Directors approved the creation of a stock option plan, no plan was actually prepared or implemented. Nevertheless, although a stock option plan was not in existence, the Board of Directors issued stock options to the individuals named in the above table to acquire 1,260,000 shares of the Company's restricted common stock.

OPTION EXERCISES.

None of the option holders have exercised options to purchase shares of our common stock as of January 31, 2004.

                            COMPENSATION OF DIRECTORS

The directors of MidNet are not compensated for their services although such directors may from time to time be awarded options or other incentives by MidNet. However, directors will be reimbursed for their out-of-pocket expenses incurred in connection with their attendance at Board meetings.

                            CONTRACTUAL ARRANGEMENTS

On December 11, 2003, MidNet assumed MidNetNV's written consultant contract with Tom Locke, an officer of MidNet. Mr. Locke receives a monthly salary of US$5,000.00 for his services, which are focused primarily on positioning and branding MidNet's services. This contract may be terminated at any time upon 30 days' notice by either party. This contract is being paid on a month-to-month basis.

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

(a) Security Ownership of Certain Beneficial Owners

                                                               No. of shares
                                                               and nature
Title of Class     Name & Address of Beneficial Owner          of ownership            Percent of Class
--------------     ----------------------------------          ------------            ----------------
Common            Internacionales Consulting SA de CV(1)     2,345,000 - Direct              17.1%
                  Calle Ocampo 1437-A
                  Zona Centro Tijuana BC 22000
                  Mexico

----------
(1) The beneficial owners and officers of Internacionales Consulting SA de CV are Luccas Zlosilo and Rocio Liliana Errera Lopez. Neither Luccas Zlosilo, nor Rocio Liliana Errera Lopez are related to or affiliated with any other shareholders, officers or directors

(b) Security Ownership of Officers and Directors.

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

Common            Tom Locke (1)                      500,000       Direct-3.5%
                  2930 Yukon Street.
                  Vancouver, B.C.
                  Canada V5Y 3R3

All Officers and Directors as a
 Group (Approx.) (4 Individuals)      Common       7,844,000       Direct-57%
                                      Preferred      300,000       Direct-100%

----------
(1) Mr. Locke, Executive Vice President of MidNet, 2930 Yukon Street., Vancouver, B.C., Canada V5Y 3R3, beneficial ownership includes 100,000 shares included in this registration statement and options to purchase up to 500,000 shares of restricted Common Stock at an exercise price of $.50 per share. These options expire in April 2009 and are included in this table since they are exercisable within 60 days.

(c)  Changes in Control.

There are currently no arrangements, which would result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 11, 2003, registrant ("Tugboat"), by and through its wholly-owned subsidiary, Tugboat Acquisition Corp., a Nevada corporation ("TAC"), entered into a merger and reorganization agreement to acquire 100% of the total issued and outstanding shares of MidNet, Inc., a Nevada corporation ("MidNetNV"), from the shareholders of MidNetNV, in full and sole consideration of 7,505,935 shares of the registrant's restricted Common Stock, representing 58% of the total outstanding shares of Common Stock of Tugboat, post-merger. The transaction did not involve the transfer of any funds. The 7,505,935 shares were issued directly by Tugboat from its authorized but unissued shares of Common Stock. The shareholders of MidNetNV now have direct beneficial ownership and voting control of Tugboat.

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

There are no arrangements or understandings among members of the former and/or the new control groups of MidNet and/or their respective associates with respect to the election of directors or other matters.

Concurrent with the merger, the following persons were appointed as Directors of
MidNet: Ruedi Aschwanden, Tilo Kunz and Peter Fentiman. Karen A. Batcher resigned as President, Secretary and Treasurer of Tugboat and the Board of Directors appointed Peter Fentiman to serve as President, CEO and CFO. Mr. Aschwanden was appointed to serve as interim Secretary and Treasurer.

There are no arrangements, known to the registrant, the operation of which may, at a subsequent date, result in a change in control of registrant. Four (4) of our management personnel (Messrs. Fentiman, Kunz, Aschwanden and Locke) now have direct beneficial ownership and voting control of 57% of the total issued and outstanding shares of MidNet's Common Stock.

Subsequent to December 31, 2003, certain holders of warrants to purchase up to 2,000,000 shares of MidNet's restricted Common Stock exercised their warrants to acquire 1,209,450 shares, at a price of $.75 per share. No shares have yet been issued based upon this exercise. However, based upon the exercise of the warrants, as of February 17, 2004, MidNet has received a total of US$1,006,837.50. None of the warrants were held by affiliates of the registrant. Under the terms of the Warrant Agreement, MidNet is required, at its sole expense, to register the shares acquired by exercise of the Warrants.

Based on the independent contractor agreements they have with the Company, commencing February 1, 2004, Mssrs. Fentiman, Kunz and Aschwanden, who are officers and directors of the Company, receive compensation of US$2,500.00 per month. They receive no compensation for their respective services as officers and directors, per se.

The following individuals are, or were, considered promoters of the Company:

                                                                                   Consideration received
    Name                 Position                 Consideration Received (a)          by Company (b)
    ----                 --------                 --------------------------          --------------
Peter Fentiman       Director, President          2,000,000 shares of common         Cash and services
                     and Chief Executive          stock and 100,000 shares of
                     Officer                      preferred stock were issued in
                                                  exchange for cash
                                                  consideration

Tilo Kunz            Director, Chairman,          2,000,000 shares of common         Cash and services
                     Chief Operating Officer      stock and 100,000 shares of
                                                  preferred stock were issued in
                                                  exchange for cash
                                                  consideration

Ruedi Aschwanden     Director, Chief              2,000,000 shares of common         Cash and services
                     Technology Officer           stock and 100,000 shares of
                                                  preferred stock were issued in
                                                  exchange for cash
                                                  consideration

Christos Papadimas   Previous Director,           5,000,000 shares of common         Cash and services in
                     President & Secretary        stock were issued in exchange      the organization of
                                                  for cash consideration             the at inception

----------
(a) The named individuals did not receive any other money, property, contracts, options or other rights as consideration for their position as a promoter.
(b) The Company did not receive any other assets, services or other consideration.

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

Dated this 8th day of September, 2004



                                  By: /s/ Kenneth M. Fasnacht
                                     ------------------------------------
                                    Kenneth M. Fasnacht
                                    Chief Financial Officer, and Treasurer
                                    (Principal financial and chief accounting
                                    officer)