Form 10QSB/A
period 2004-06-30
MIDNET INC
filed 2004-10-13
CIK 1080313

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

                                  MIDNET, INC.
                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)
                       FOR THE QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
Item 2. Plan of Operations                                                   2

PART II
Item 6. Exhibits and Reports on Form 8-K                                     9


                                EXPLANATORY NOTE

This Form 10-QSB/A is being filed to amend Part I, Item 2, Plan of Operations and Part II, Item 6, Exhibits and Reports for the quarter ended June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004. Specifically, the Plan of Operations has been revised consistent with the information presented in Form SB-2, as amended. In addition, the exhibits in
Item 6 have been revised to conform with this amended filing. No other changes are being made by means of this filing.

                         PART I - FINANCIAL INFORMATION

ITEM 2. PLAN OF OPERATIONS

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

MidNet is a networking company that plans to aggregate bandwidth, and with its proprietary configuration technology, intends to deliver to its clients a protected and reliable dynamic private network that is cost effective and neutral. When we refer to The Middle NetworkSM as neutral, we mean that it will be independent and unrelated to any specific hardware, software, application service providers and/or telecommunication service providers. MidNet developed The Middle NetworkSM to act as the "middle layer" between telecommunication infrastructure companies and application service providers, all to the benefit of end users. The Company believes it has the strong technical foundation and the extensive business experience required to develop its proposed network. The technical background and business experience of its management and advisory team span more than thirty years.

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

During the quarter ended June 30, 2004, the Company signed its first bandwidth agreement and its first co-location agreement. The bandwidth agreement includes the local loops for our initial customers in Vancouver and bandwidth access linking Vancouver, Los Angeles, New York and Toronto. These circuits are currently being activated. The co-location agreement will allow the Company to establish its first metropolitan area network in Vancouver.

As of August 11, 2004, the Company's network is installed and operating in three customer sites with contracts for another three sites pending. The Company anticipates recording its first revenues from operations beginning in the third quarter of 2004.

SHORT TERM GOALS

During the quarter ended June 30, 2004, the Company commenced rollout of The Middle NetworkSM. MidNet's plan of operations over the next 12 months is to continue the marketing and delivery of our network services to our anticipated customers, consistent with our business plan. MidNet is classified as a development stage company because its principal activities involve seeking and developing business activities and commencing operations. MidNet plans to generate revenue by charging customers to send and receive data over The Middle NetworkSM. This will include sending and receiving "digital" packages (e.g., digital videos and movies), video conferencing and customers using The Middle NetworkSM as their private company network. Data is measured, and will be billed, in gigabytes. Our pricing is designed to be competitive with traditional shipping services (such as FedEx). The amount charged per gigabyte will vary depending on a number of factors including:

     * the amount of data transmitted over the network (high volume users will generally pay less per gigabyte than low volume users);
     * the type of data transmitted (i.e., video or data files, video conferencing, online collaboration, e-mail, etc.); and
     * whether transmission is real-time or instantaneous (higher fee per gigabyte) or delayed (lower fee per gigabyte).

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

Our initial phase of operation is expected to include what we believe constitute the seven key media centers in North America and Europe: Montreal, Toronto, Vancouver, Los Angeles, Chicago, New York and London, England; and selected cities for the oil and gas industry including Houston and Calgary, and possibly others. During this phase, MidNet plans to establish connectivity between and within these cities by entering into agreements with various telecommunication companies for local loops and intercity private circuits (i.e., bandwidth). These cities are then connected through co-location facilities which act as an aggregation point for each metropolitan area network. MidNet will rent space in the co-location facilities and will install network switches to facilitate connection to the leased circuits. MidNet has commenced this initial phase and anticipates it will take twelve months.

MidNet does not currently plan to enter into any strategic relationships.

Anticipated key milestones in implementing our initial phase of operations and the time frame for beginning and completing each milestone are as follows:

                                             Projected                                                       Projected cost
Projected Key Milestone                   beginning date          Projected completion date                   (range) (1)
-----------------------                   --------------          -------------------------                   -----------
Acquire co-location facilities for          April 2004       Vancouver - July 2004 (actual);               $5,000 to $10,000
launch cities (Vancouver, Toronto,                           Los Angeles - September 2004 (actual);
Los Angeles and New York)                                    Toronto and New York - November 2004

Acquire private, inter city circuits        April 2004       October 2004                                  $5,000 to $10,000
(Vancouver-Los Angeles-Toronto-New York)

Expand into other key media centers         July 2004        December 2004 to July 2005                    $10,000 to $15,000
(Chicago, Montreal and London, England)

Expand into key oil and gas cities          July 2004        Calgary & Houston - October 2004;             $10,000 to $15,000
(Calgary, Edmonton, Houston, Denver,                         other cities  - December 2004 to July 2005
Dallas and Oklahoma City

Establish Network Assurance Center          July 2004        October 2004                                  $10,000 to $20,000

Sign first customer                         April 2004       August 2004 (actual)                          n/a

Establish Support Center                    July 2004        October 2004 to December 2004                 $25,000 to $75,000

----------
(1) The projected cost for each key milestone reflects the non-recurring costs (i.e., installation fees, connection fees, improvements, etc.). Monthly recurring costs are included below in the projected costs over the next twelve months.

Over the next twelve months, MidNet anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and/or vendor pricing):

     Bandwidth and co-location (1)                   $  800,000
     Personnel costs (2)                             $  750,000
     Sales and marketing (3)                         $  500,000
     Equipment purchased or leased (4)               $  300,000
                                                     ----------
     Total                                           $2,350,000
                                                     ==========
----------
(1) Includes installation and usage of the private circuits we lease and the co-location facilities.
(2) Represents costs associated with employees such as compensation, taxes, and benefits.
(3) Includes items such as advertising, marketing materials (e.g., brochures), designing, updating and maintaining the MidNet websites, and training materials.
(4) Includes network switches, servers, computers and other technological devices.

Funds spent through August 31, 2004 on sales and marketing include the following approximate amounts:

     Sales and marketing staff                       $   25,000
     Website and training materials                  $   12,000
     Other sales and marketing costs                 $   15,500
                                                     ----------
     Total                                           $   52,500
                                                     ==========

CASH REQUIREMENTS

The Company believes it has sufficient cash to commence the initial network rollout; however, sufficient working capital may not be available from internal operations during the next twelve months and, therefore, the Company may need to raise additional funds. The Company is making plans based on the assumption the Company will continue as a going concern, but there is no assurance we will be able to do so. Management is unsure whether proposed current operations will be able to provide sufficient revenues to meet operating costs and expansion in the future, and after we have expended cash on hand over the next 12 months. We do not know the sources of such funding nor do we have any agreements or arrangements, preliminary or otherwise, to receive such funding. Consequently, the Company may be unable to satisfy cash requirements without financial support or other funding.

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

PLANT AND SIGNIFICANT EQUIPMENT

Over the next twelve months MidNet plans to lease or purchase various electronic equipment required for rollout of the network. The projected cost of this equipment is approximately $300,000. Equipment to be leased or purchased includes: network switches, servers, computers and other technological devices. The total to be expended on equipment over the next twelve months is only an estimate and is subject to customer demand of The Middle NetworkSM. If customer demand is weak, equipment costs will likely be less; if customer demand is strong, projected equipment costs could be higher. There are currently no plans to purchase any other plant or significant equipment.

NUMBER OF EMPLOYEES

MidNet expects to increase the number of its employees over the next twelve months as the Company proceeds with the initial network rollout. As of June 30, 2004, the Company had a total of 5 employees consisting of 4 full time employees and 1 part time employee. In addition, the Company has 2 independent contractors working approximately 35 to 40 hours per week. Over the next twelve months we project hiring another 10 to 20 employees. None of our employees are members of or represented by unions or collective bargaining agreements.

LONG TERM GOALS

Our goal is to expand The Middle NetworkSM to further penetrate both national and international markets, and seek to secure additional business opportunities.

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

The Company expects to require additional funds to further develop its marketing and branding plans, and for business development after its initial 12 months of operation. Although it may need to raise additional funds, there is no assurance that it will be able to obtain such funds. We do not know the sources of such funding nor do we have any agreements or arrangements, preliminary or otherwise, to receive such funding. If adequate funds are not available, marketing and branding plans, and business development could be adversely affected resulting in reduced net operating results.

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

In addition, MidNet has no credit facility or other committed sources of capital. It may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet our future capital requirements, MidNet may have to raise additional funds to continue operations. There can be no assurance that the funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in substantial dilution to shareholders.

Until such time as the proposed business is sufficiently developed, MidNet does not expect to have any significant revenues from operations. It anticipates that, if its business plan becomes fully operational, it will generate sufficient revenues to maintain operations. There is no assurance that MidNet will be successful in selling telecommunications services metered in gigabyte units or otherwise generating revenues. MidNet has no other sources of revenue. Therefore, if not successful in its proposed business, MidNet will be unable to achieve revenues under our current business plan.

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

--------------------------------------------------------------------------------
                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 31.1    Certification of Principal  Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 31.2    Certification  of Principal  Financial  Officer Pursuant to
                    Section 302 of the  Sarbanes-Oxley Act of 2002
    Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following reports on Form 8-K:

           Date 8-K Filed                              Item(s) Reported
           --------------                              ----------------
           July 29, 2004                                Items 4 and 7 *

----------
*    Amended October 12, 2004 to include new Exhibit 16.2.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MidNet, Inc.


Date: October 12, 2004     By: /s/ Kenneth M. Fasnacht
                              ----------------------
                              Kenneth M. Fasnacht
                              Chief Financial Officer and Treasurer
                              (Principal financial and chief accounting officer)