Form 10QSB
period 2004-09-30
MIDNET INC
filed 2004-11-12
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the quarterly period ended: September 30, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     As of November 11, 2004 there were 15,334,335 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                September 30,          December 31,
                                                                    2004                  2003
                                                                 -----------           -----------
                                                                 (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                           $   569,625           $    67,074
  Accounts receivable                                                  1,713                    --
  GST receivable                                                       6,649                    --
                                                                 -----------           -----------
      Total Current Assets                                           577,987                67,074
                                                                 -----------           -----------

PROPERTY, NET OF DEPRECIATION                                         72,189                 6,066

OTHER ASSETS
  Security deposits                                                   34,498                   758
  Prepaid expenses                                                   206,076               220,500
                                                                 -----------           -----------
      Total Other Assets                                             240,574               221,258
                                                                 -----------           -----------

      TOTAL ASSETS                                               $   890,750           $   294,398
                                                                 ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $    11,906           $     9,934
  Related party payable                                                6,801                    --
  Consulting fees payable                                                 --               130,000
  Taxes payable                                                       12,862                   744
                                                                 -----------           -----------
      Total Current Liabilities                                       31,569               140,678
                                                                 -----------           -----------

COMMITMENTS AND CONTINGENCIES                                             --                    --
                                                                 -----------           -----------

STOCKHOLDERS' EQUITY
  Preferred stock, 20,000,000 shares authorized, $.0001
   par value; 300,000 shares issued and outstanding                       30                    30
  Common stock, 80,000,000 shares authorized,
   $.0001 par value; 15,284,335 and 13,732,935 shares
   issued and outstanding, respectively                                1,531                 1,373
  Additional paid-in capital                                       1,647,624               432,532
  Subscriptions receivable                                                --                  (300)
  Treasury stock                                                     (25,000)                   --
  Accumulated other comprehensive income                               9,402                    --
  Accumulated deficit during development stage                      (774,406)             (279,915)
                                                                 -----------           -----------
      Total Stockholders' Equity                                     859,181               153,720
                                                                 -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   890,750           $   294,398
                                                                 ===========           ===========

       See accompanying condensed notes to interim financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                              Period from
                                                                                                            January 16, 2002
                                             Three Months Ended                 Nine Months Ended             (Inception)
                                       -------------------------------    -------------------------------          to
                                       September 30,     September 30,    September 30,     September 30,     September 30,
                                           2004              2003             2004              2003              2004
                                       ------------      ------------     ------------      ------------      ------------
                                       (unaudited)        (unaudited)      (unaudited)      (unaudited)        (unaudited)
REVENUES
  Subscription fees                    $      1,496      $         --     $      1,496      $         --      $      1,496
  Other                                          --            21,328               --            21,328            21,328
                                       ------------      ------------     ------------      ------------      ------------
      TOTAL REVENUE                           1,496            21,328            1,496            21,328            22,824

EXPENSES
  Salaries expense                           94,026                --          158,408                --           158,408
  Bandwidth and co-location fees             14,196                --           14,196                --            14,196
  Office expense                             35,564             2,620           89,475            10,789           259,303
  Depreciation                                6,457               516           11,326             1,548            16,341
  Consulting services                        53,377            14,892          136,460            44,678           251,460
  Professional fees                           9,077               667           61,439             2,000            72,865
  Marketing expense                          13,488                --           25,764                --            25,764
                                       ------------      ------------     ------------      ------------      ------------
      TOTAL OPERATING EXPENSES              226,185            18,695          497,068            59,015           798,337
                                       ------------      ------------     ------------      ------------      ------------

LOSS FROM OPERATIONS                       (224,689)            2,633         (495,572)          (37,687)     $   (775,513)

OTHER INCOME (EXPENSE)
  Other income                                   --                --               --                --                26
  Interest income                             1,081                --            1,081                --             1,081
                                       ------------      ------------     ------------      ------------      ------------
      TOTAL OTHER INCOME (EXPENSE)            1,081                --            1,081                --             1,107
                                       ------------      ------------     ------------      ------------      ------------

LOSS BEFORE TAXES                          (223,608)            2,633         (494,491)          (37,687)         (774,406)

INCOME TAXES                                     --                --               --                --                --
                                       ------------      ------------     ------------      ------------      ------------

NET LOSS                                   (223,608)            2,633         (494,491)          (37,687)         (774,406)
                                       ------------      ------------     ------------      ------------      ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation
   gain (loss)                                7,400                --            9,402                --             9,402
                                       ------------      ------------     ------------      ------------      ------------

COMPREHENSIVE NET INCOME (LOSS)        $   (216,208)     $      2,633     $   (485,089)     $    (37,687)     $   (765,004)
                                       ============      ============     ============      ============      ============
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                      $      (0.01)     $        nil     $      (0.03)     $      (0.01)
                                       ============      ============     ============      ============
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 STOCK SHARES OUTSTANDING                15,284,335         7,505,935       14,842,476         7,505,935
                                       ============      ============     ============      ============

       See accompanying condensed notes to interim financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                               Period from
                                                                                             January 16,2002
                                                                   Nine Months Ended           (Inception)
                                                            ------------------------------         to
                                                            September 30,    September 30,     September 30,
                                                                2004             2003              2004
                                                             -----------      -----------       -----------
                                                             (unaudited)      (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (494,491)     $   (37,687)      $  (774,406)

  Depreciation                                                    11,326            1,548            16,341
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Common stock issued for services                                  --               --           140,000
    (Increase) decrease in accounts receivable                    (1,713)         (21,328)           (1,713)
    (Increase) decrease in prepaid expenses                       14,424               --            14,424
    (Increase) decrease in tax receivable                         (6,649)             (48)           (6,564)
    (Increase) decrease in security deposits                     (33,740)             (24)          (34,498)
    Increase (decrease) in accounts payable                        1,972           11,381            11,906
    Increase (decrease) in related party payables                  6,801               --             6,801
    Increase (decrease) in other payables                         (2,882)          41,250           (12,138)
                                                             -----------      -----------       -----------
  Net cash used in operating activities                         (504,952)          (4,908)         (639,847)
                                                             -----------      -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                          (77,449)              --           (88,530)
                                                             -----------      -----------       -----------
  Net cash used in investing activities                          (77,449)              --           (88,530)
                                                             -----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                    300               --               300
  Common stock issued for cash                                 1,100,250               --         1,313,300
  Treasury stock purchased for cash                              (25,000)              --           (25,000)
  Shareholder loan                                                    --            2,407                --
                                                             -----------      -----------       -----------
  Net cash provided in financing activities                    1,075,550            2,407         1,288,600
                                                             -----------      -----------       -----------

Net increase (decrease)  in cash                                 493,149           (2,501)          560,223

Foreign currency translation gain                                  9,402               --             9,402

CASH, BEGINNING OF PERIOD                                         67,074            2,925                --
                                                             -----------      -----------       -----------

CASH, END OF PERIOD                                          $   569,625      $       424       $   569,625
                                                             ===========      ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                              $        --      $        --       $        --
                                                             ===========      ===========       ===========
  Income tax paid                                            $        --      $        --       $        --
                                                             ===========      ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                           $   115,000      $        --       $   140,000
  Common stock issued for acquisition of subsidiary          $        --      $        --       $        85
  Preferred stock issued for acquistion of subsidiary        $        --      $        --       $       300
  Common stock issued for prepaid expenses                   $        --      $        --       $   195,500

       See accompanying condensed notes to interim financial statements.

                                  MIDNET, INC.
                     (Formerly Tugboat International, Inc.)
                          (A Development Stage Company)
            CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004


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

Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTS RECEIVABLE

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company's policy is not to accrue interest on trade receivables.

BAD DEBTS

The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At September 30, 2004, the allowance for doubtful accounts was zero, as the receivables are newly acquired.

REVENUE

The Company will derive revenue by charging customer fees to transport digital data over the Company's private network. Data will be measured in gigabytes and the Company will bill its customers based on usage.

Revenue recognized in this period was based on a fixed monthly amount pursuant to agreements applicable to the initial or test phase of the Company's network.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At September 30, 2004, the Company had an accumulated deficit of $774,406. For the nine months ended September 30, 2004, the Company sustained a net loss of $494,491. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. The Company's management is currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2004, warrants were exercised to acquire 1,467,000 shares of common stock for $0.75 per share. In addition, warrants previously issued to acquire 400,000 shares of common stock at an exercise price of $0.75 remained outstanding. The Company also has 1,260,000 options outstanding which fully expire in 2010.

During the nine months ended September 30, 2004, 115,000 shares of common stock were issued for $1.00 per share for consulting services and 30,600 shares of common stock were repurchased and placed in treasury stock for $25,000.

NOTE 5 - CONTRACTS AND AGREEMENTS

As of September 30, 2004, the Company has executed agreements with a regional telecommunications vendor to provide private circuits. The agreements establish connectivity between various cities in North America and local loops between customer premises and co-location facilities. The Company has paid deposits with the vendor of $30,548 as of September 30, 2004.

As of September 30, 2004, the Company has executed various agreements with local vendors to provide co-location services. Co-location facilities represent network transition or aggregation points in cities and metropolitan areas. These facilities provide telco grade services and spaces for either a single rack cabinet within which the Company installs its equipment or rooms within which the Company installs multiple rack cabinets.

NOTE 6 - PROVISION FOR TAXES

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

At September 30, 2004 and December 31, 2003, the Company had net deferred tax assets of approximately $263,000 and $95,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2004 and December 31, 2003. The significant components of the deferred tax asset at September 30, 2004 and December 31, 2003 were as follows:

                                                September 30,       December 31,
                                                    2004               2003
                                                  ---------          ---------

     Net operating loss carryforward              $ 774,400          $ 280,000
                                                  =========          =========

     Deferred tax asset                           $ 263,000          $  95,000
                                                  =========          =========
     Deferred tax asset valuation allowance       $(263,000)         $ (95,000)
                                                  =========          =========

At September 30, 2004 and December 31, 2003, the Company has net operating loss carryforwards of approximately $774,400 and $280,000, respectively, which expire in the years 2021 through 2023. The change in the allowance account from December 31, 2003 to September 30, 2004 was $168,000.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a related party trade payable for advances from shareholders totaling $6,801 as of September 30, 2004. These advances are unsecured, non interest bearing and are payable upon demand. Subsequent to September 30, 2004, the entire amount was repaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with our unaudited Consolidated Financial Statements included herein.

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

MidNet is a networking company that plans to aggregate bandwidth, and with its proprietary configuration technology, intends to deliver to its clients a protected and reliable dynamic private network that is cost effective and neutral. When we refer to The Middle Network(SM) as neutral, we mean that it will be independent and unrelated to any specific hardware, software, application service providers and/or telecommunication service providers. MidNet developed The Middle Network(SM) to act as the "middle layer" between telecommunication infrastructure companies and application service providers, all to the benefit of end users. MidNet believes it has the strong technical foundation and the extensive business experience required to develop its proposed network. The technical background and business experience of its management and advisory team span more than thirty years.

RESULTS OF OPERATIONS

MidNet is a development stage company without established operations and only nominal revenues. We are classified as a development stage company because our principal activities involve seeking and developing business activities and commencing operations.

MidNet, on a consolidated basis, incurred losses of $220,231 for the year ended December 31, 2002 and $59,684 in losses for the period ended December 31, 2003. Through the first nine months of 2004, we incurred consolidated net losses of $494,491 as compared to losses of $37,687 for the same period in 2003. This significant increase in losses is due to commencing rollout of the network beginning in the second quarter of 2004. Since 2002, MidNet has incurred cumulative net losses of approximately $775,000. The expenses incurred to date are primarily related to personnel, bandwidth, co-location facilities, and administrative, accounting, legal and consulting fees.

Thru September 30, 2004, MidNet has signed various agreements for bandwidth (i.e., private intercity circuits and local loops) and co-location facilities. The bandwidth agreements include the local loops for our initial customers in Vancouver and private circuit access which will link Calgary, Toronto, Vancouver, Houston and Los Angeles. These circuits have been or are currently being activated. The co-location agreements provide aggregation points which will allow MidNet to establish metropolitan area networks in Vancouver, Los Angeles and Houston.

During the quarter ended September 30, 2004, MidNet recognized revenue of approximately $1,500. This revenue was derived from customer agreements providing a fixed monthly amount for three months beginning September 2004 during the initial or verification phase of The Middle Network(SM).

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following currently represents our most critical accounting policies:

ACCOUNTS RECEIVABLE. MidNet carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and establish an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. MidNet's policy is not to accrue interest on trade receivables.

BAD DEBTS. MidNet estimates bad debts utilizing the allowance method based upon past experience and current market conditions. At September 30, 2004, the allowance for doubtful accounts was zero, as the receivables are newly acquired.

PROPERTY AND EQUIPMENT. We state property and equipment at cost. The cost of property and equipment is depreciated over their estimated useful lives generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. A substantial portion of our property and equipment, representing network switches, servers, computers and other technological devices, is depreciated over three years.

REVENUE RECOGNITION. MidNet will derive revenue by charging customers fees to transport digital data over our private network. Data will be measured in gigabytes and MidNet will bill its customers based on usage. Revenue recognized this period was based on a fixed monthly amount pursuant to agreements applicable to the initial or test phase of the Company's network.

LIQUIDITY, CAPTIAL RESOURCES AND CASH REQUIREMENTS

MidNet believes it has sufficient cash to commence the initial network rollout; however, sufficient working capital may not be available from internal operations during the next twelve months and, therefore, we may need to raise additional funds. MidNet is making plans based on the assumption MidNet will continue as a going concern, but there is no assurance we will be able to do so. Management is unsure whether proposed current operations will be able to provide sufficient revenues to meet operating costs and expansion in the future, and after we have expended cash on hand over the next 12 months. We do not know the sources of such funding nor do we have any agreements or arrangements, preliminary or otherwise, to receive such funding. Consequently, MidNet may be unable to satisfy cash requirements without financial support or other funding.

As of September 30, 2004, MidNet has approximately $570,000 cash on hand.

In December 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted common stock, at an exercise price of $0.75 per share. . As of October 31, 2004, 1,650,000 of the warrants were exercised to acquire 1,650,000 shares of MidNet's restricted common stock resulting in net proceeds to the Company of $1,237,500. As of October 31, 2004, there are 350,000 warrants outstanding. The warrants expire and become worthless on December 19, 2004.

Possible sources of additional funding are the 350,000 outstanding warrants to acquire 350,000 shares of MidNet's restricted common stock, at a price of $.75 per share. If, and when, all of these warrants are exercised, we could receive an additional $262,500, but there is no assurance any of the warrants will be exercised at any specific time, or at all.

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

CAPITAL EXPENDITURES

PLANT AND SIGNIFICANT EQUIPMENT. Over the next twelve months, MidNet plans to lease or purchase various electronic equipment required for rollout of the network. The projected cost of this equipment is approximately $300,000. Equipment to be leased or purchased includes: network switches, servers, computers and other technological devices. The total to be expended on equipment over the next twelve months is only an estimate and is subject to customer demand of The Middle Network(SM). If customer demand is weak, equipment costs will likely be less; if customer demand is strong, projected equipment costs could be higher. There are currently no plans to purchase any plant or other significant equipment.

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

Anticipated key milestones in implementing our initial phase of operations and the time frame for beginning and completing each milestone are as follows:

                                             Projected                                                       Projected cost
Projected Key Milestone                   beginning date          Projected completion date                   (range) (1)
-----------------------                   --------------          -------------------------                   -----------
Acquire co-location facilities for          April 2004       Vancouver - July 2004 (actual);               $5,000 to $10,000
launch cities (Vancouver, Toronto,                           Los Angeles - September 2004 (actual);
Los Angeles and New York)                                    Toronto and New York - November or
                                                             December 2004

Acquire private, inter city circuits        April 2004       Vancouver - Los Angeles - October 2004        $5,000 to $10,000
(Vancouver-Los Angeles-Toronto-New York)                     (actual); Toronto - November 2004;
                                                             New York - December 2004

Expand into other key media centers         July 2004        January 2005 to July 2005                     $10,000 to $15,000
(Chicago, Montreal and London, England)

Expand into key oil and gas cities          July 2004        Calgary & Houston - October 2004 (actual);    $10,000 to $15,000
(Calgary, Edmonton, Houston, Denver,                         other cities - December 2004 to July 2005
Dallas and Oklahoma City

Establish Network Assurance Center          July 2004        November or December 2004                     $10,000 to $20,000

Sign first customer                         April 2004       August 2004 (actual)                          n/a

Establish Support Center                    July 2004        November 2004 to January 2005                 $25,000 to $75,000

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
                                                      ==========

----------
(1) Includes installation and usage of the private circuits we lease and the co-location facilities. Approximately 90% of this total relates to bandwidth with the remaining 10% attributable to the co-location facilities.
(2) Represents costs associated with employees such as compensation, taxes, and benefits.
(3) Includes items such as advertising, marketing materials (e.g., brochures), designing, updating and maintaining the MidNet websites, and training materials.
(4) Includes network switches, servers, computers and other technological devices.

Funds spent through September 30, 2004 on sales and marketing include the following approximate amounts:

     Sales and marketing staff                        $31,000
     Website and training materials                   $12,000
     Other sales and marketing costs                  $25,500
                                                      -------
     Total                                            $68,500
                                                      =======

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

MidNet does not expect to incur any significant or material research and development costs over the next twelve months.

NUMBER OF EMPLOYEES

MidNet expects to increase the number of its employees over the next twelve months as we proceed with the initial phase of operation. As of September 30, 2004, MidNet had a total of 6 full time employees. In addition, we have 2 independent contractors working approximately 35 to 40 hours per week. Over the next twelve months we project hiring another 10 to 20 employees. None of our employees are members of or represented by unions or collective bargaining agreements.

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

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

MidNet's future quarterly and annual operating results, if any, may fluctuate significantly as a result of numerous factors, including:

     1.   The amount and timing of expenditures required to develop our network;

     2. The amount and timing of revenues based on our ability to attract and secure new customers; and

     3. The emergence of new services and technologies in the market in which MidNet plans to deliver its services.

MidNet also faces foreign currency exchange risk with respect to revenue and operating costs associated with our Canadian operations, which are incurred in Canadian currency. Significant fluctuations in the foreign exchange rate between U.S. and the Canadian currency will result in fluctuations in our annual and quarterly results.

INFLATION AND OTHER COST FACTORS

MidNet believes that inflation has not had a material effect on its past business. However, our operational expansion is affected by the cost of bandwidth and hardware components, which are generally not inflation sensitive, but rather, sensitive to competition, changes in technology and regulatory changes.

Significant fluctuations in the foreign exchange rate between U.S. and the Canadian currency may have a material effect on our future operations and cash flow.

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

ITEM 2. CHANGES IN SECURITIES

On April 8, 2004, MidNet filed a Form SB-2, Registration Statement under the Securities Exchange Act of 1933, to register 4,436,335 shares of common stock (subsequently amended to 4,501,335) with a par value of $0.0001 per share. Amendments to Form SB-2 were filed on July 12th, September 9th and October 14th, 2004. As of November 11, 2004, the Registration Statement is still pending. MidNet did not receive any proceeds from the offering. Before the offering MidNet had 15,334,335 shares of common stock outstanding. After the offering MidNet had 15,334,335 shares of common stock outstanding (does not give effect to the exercise of warrants to purchase 350,000 shares of restricted common stock).

On March 12, 2004, MidNet issued 115,000 shares of restricted common stock valued at $1.00 per share to two consultants that elected to receive shares in lieu of cash for past services rendered. These shares were registered in the Form SB-2 filed on April 8, 2004 and amended on July 12, 2004.

On August 27, 2004, MidNet issued 65,000 shares of restricted common stock upon the exercise of 65,000 warrants at an exercise price of $0.75 per share resulting in net proceeds to MidNet of $48,750.

On October 29, 2004, MidNet issued 50,000 shares of restricted common stock upon the exercise of 50,000 warrants at an exercise price of $0.75 per share resulting in net proceeds to MidNet of $37,500.

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

(b) Reports on Form 8-K

During the quarter ended September 30, 2004, we filed the following reports on Form 8-K and Form 8-K/A:

      Date Form Filed             Form and Item(s) Reported
      ---------------             -------------------------
     July 29, 2004            Form 8-K, Items 4 and 7
     September 9, 2004        Form 8-K/A, Items 2.01, 5.01 and 9.01
     October 13, 2004         Form 8-K/A, Items 4.01 and 9.01

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MidNet, Inc.


Date: November 11, 2004             By: /s/ Kenneth M. Fasnacht
                                       ----------------------------------------
                                       Kenneth M. Fasnacht
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Chief Accounting
                                       Officer)