Form 10KSB
period 2004-12-31
MIDNET INC
filed 2005-04-13
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the fiscal year ended: December 31, 2004

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year: $2,897.

On December 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,008,569, computed by reference to the price at which the stock was sold on such date.

There were 15,684,335 shares of common stock at $.0001 par value outstanding as of December 31, 2004.

Documents incorporated by reference: None.

Transitional Small Business Format (check one): Yes [ ] No [X]

ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements by the registrant based on its current expectations about its business and its industry. You can identify these forward-looking statements when you see words such as "EXPECT", "ANTICIPATE", "ESTIMATE" and other similar expressions. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of such risk factors as discussed in Business Description, Risk Factors and elsewhere in this Registration Statement. THE REGISTRANT undertakes no obligation to publicly update any forward-looking statements for any reason, even in the event new information becomes available or other events occur in the future.

Unless otherwise indicated, all references to "DOLLARS", "$" or "US$" refer to U.S. dollars and all references to "CDN$" refer to Canadian dollars.

                                   THE COMPANY

BACKGROUND

MidNet, Inc., is a Delaware corporation, incorporated on July 20, 1998, under the name Tugboat International, Inc. (together with its subsidiary, Tugboat Acquisition Corp., a Nevada corporation, referred to in this report as the "Company" or "Corporation"). On February 4, 2004, the management of TUGBOAT INTERNATIONAL, INC., solicited votes from selected shareholders of record ("Selected Shareholders"), to consider and act upon:

     1. The Directors' proposal to amend the Corporation's Articles of Incorporation to change the Corporation's name from TUGBOAT INTERNATIONAL, INC., to MIDNET, INC.

These Selected Shareholders approved the above motion in a written resolution.

The Company believes this change in its name will better reflect the nature of its business.

MERGER AND REORGANIZATION

MidNet has two wholly owned subsidiaries:

     * MidNet USA, Inc., a Nevada corporation incorporated on January 16, 2002 (MidNet USA, Inc. was formerly known as MidNet, Inc.; the company changed its name effective May 12, 2004 to avoid confusion with its parent company). This company conducts MidNet's operations in the United States; and

     * MidNet Canada, Inc., a Canadian federal corporation incorporated on March 30, 2004 and acquired by MidNet in April 2004. This entity conducts MidNet's operations in Canada

Effective December 11, 2003, Tugboat International, Inc. ("Tugboat"), a Delaware Corporation and MidNet, Inc. ("MidNetNV"), a Nevada corporation, completed an agreement and plan of merger whereby Tugboat issued 7,505,935 shares of its common stock and 300,000 shares of its preferred stock in exchange for all of the outstanding common stock of MidNetNV. Immediately prior to the agreement and plan of merger, Tugboat had 5,544,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of MidNetNV because the shareholders of MidNetNV controlled Tugboat after the acquisition. Therefore, MidNetNV was treated as the acquiring entity for accounting purposes and Tugboat International, Inc. was the surviving entity for legal purposes. Effective March 17, 2004, Tugboat changed its name to MidNet, Inc. and on May 12, 2004, MidNetNV changed its name to MidNet (USA), Inc. [from Notes to Financials]

On December 11, 2003, registrant (MidNet, formerly Tugboat International, Inc.), by and through its wholly-owned subsidiary, Tugboat Acquisition Corp., a Nevada corporation ("TAC"), entered into a merger and reorganization agreement to acquire 100% of the total issued and outstanding shares of MidNet, Inc., a Nevada corporation ("MidNetNV"), from the shareholders of MidNetNV, in full and sole consideration of 7,506,000 shares of the registrant's restricted Common Stock, representing 58% of the total outstanding shares of Common Stock of Tugboat, post-merger. The transaction did not involve the transfer of any funds. The 7,506,000 shares were issued directly by Tugboat from its authorized but unissued shares of Common Stock. The shareholders of MidNet now have direct beneficial ownership and voting control of Tugboat.

In addition, the holders of 300,000 shares of Preferred Stock of MidNet exchanged their shares for 300,000 shares of Tugboat Preferred Stock, $.0001 per share par value. The 300,000 Tugboat Preferred Shares have the identical rights and preferences as the 300,000 Preferred Shares issued by MidNet.

In addition, options, for members of the Advisory Board and two consultants of MidNet, to acquire 1,260,000 restricted shares of MidNet, at an exercise price of $.50 per share, were exchanged for options to acquire 1,260,000 restricted shares of Tugboat, at an exercise price of $.50 per share, on the same terms and conditions of the MidNet options.

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

                                    BUSINESS

Over the past four years, the founders of MidNet developed the proprietary configuration technology and software architecture called "The Middle Network(SM)." The Middle Network(SM), is designed to allow its potential customers to communicate digitally in a private, reliable and affordable environment. The Middle Network(SM) provides a unique neutral data communications environment among telecommunications infrastructure companies, such as AT&T, Sprint and Verizon

("Telco"), Application Service Providers such as Corio and BlueStar Solutions, who are third-party entities that manage and distribute software-based services and solutions to customers across a wide area network from a data center or other information technology installations ("ASP") and the customers/consumers of the Telcos and ASPs. This network is totally neutral and, by virtue of its immense capacity, provides a complementary and effective digital alternative to the unsecured congested Internet (fraught with viruses, worms and hackers), land-based parcel couriers (such as FedEx and UPS) and expensive limited private networks. MidNet anticipates users of The Middle Network(SM) will accept it as a critical enhancement utility that will become an integral operational component to the sustainability and future growth of the users' businesses. We do not have any arrangements or understandings with any of the companies named in this paragraph; they are merely provided for illustrative purposes.

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

                PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

MidNet does not offer any products and its principal service offered is its proprietary digital network called The Middle Network(SM). The Middle Network(SM) is intended to be a commercial alternative to the Internet.

MidNet's primary markets are expected to be Application Service Providers ("ASPs") serving the media and entertainment industry and their customers, both current and future. Additionally, this market potentially includes companies that have created their own application services or private networks. MidNet will focus on those customers based in Canada and the United States in the key media centers of Vancouver, Toronto, Montreal, Los Angeles, Chicago, and New York.

                                    SERVICES

MidNet's purpose is to provide a reliable network-operating environment within a secure private network and act as the middle layer between telecommunication infrastructure companies, Application Service Providers and the end users. MidNet intends to provide the means to move high-speed secured data, metered in gigabyte units, for a broad mix of services within the MidNet's secure environment, including:

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

From an operational standpoint, The Middle Network(SM) allows a company to communicate without the use of the Internet, thereby reducing the possibilities of:

     *    viruses
     *    worms
     *    hackers
     *    intermittent reliability
     *    unreliable bandwidth

The Middle Network(SM) uses private circuits leased from telecommunication companies, such as, for example AT&T, to establish its private digital network. These private circuits, or networks, are controlled exclusively by MidNet. These private circuits are called "The Middle Network(SM)". The only data transmitted over these private circuits is controlled exclusively by MidNet. Customer access to The Middle Network(SM) is allowed by providing each customer with an electronic switch, provided to the customer by MidNet. The customer uses The Middle Network(SM) through their individual access device to transmit data over the network to other customers on the network. Thus if customer A wants to transmit data to a third party through The Middle Network(SM), the third party must also be a customer of The Middle Network(SM) and have their individual access device provided by MidNet. MidNet electronically establishes closed circuits between users, thus creating a private line of communication. Contrast this to the Internet which effectively provides wide open access to everyone and everyone is using the same bandwidth or circuit. It is relatively easy to introduce a virus or worm into the Internet circuit because it is wide open and unprotected and not a private channel. Since each transmission of data on The Middle Network(SM) is on its own individual closed circuit between two users, a worm or virus would be restricted to that connection and would not spread throughout The Middle Network(SM).

The Middle Network(SM) is private because the Company leases private circuits. And because The Middle Network(SM) is a closed, private network, traffic is controlled and bandwidth is consistent and thus reliable. It is more advanced than the Internet because it is private and controlled.

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

The Middle Network(SM) is comparable to an inter-office private network because it uses private circuits like an inter-office network. As for cost and logistics advantages, to establish an inter-office private network a company must research what is available, solicit quotes, place orders for lines and equipment, buy and install switches, often hire personnel to manage and operate the network, and provide ongoing maintenance and support, 24 hours a day, seven days a week. To further complicate this process, the company could find itself working with multiple telecommunication providers. MidNet, on the other hand, assumes responsibility for these functions and in return customers pay for the bandwidth actually used.

The Middle Network(SM) also avoids the problems created by the geographic boundaries or regional focus of telecommunication companies by connecting otherwise disparate systems. Consider your local phone service. Your choice of local phone providers is limited to the companies in your area, and often times you have only one telephone company to choose from (although your local cable company may be able to provide telephone service). The same is true for other telecommunication services. For example, a telecommunication company based in the southeastern part of the United States is going to be limited in its ability to provide telecommunication services to someone located in the northwest because they do not have infrastructure in the northwest. The southeastern Telco must work with their competitor in the northwest to deliver its services. The Middle Network(SM) will not be subject to those geographic limitations. MidNet will be able to connect the customer in the northwest to customers, vendors and other offices located in the southeast. From the users' perspective, MidNet's network will seamlessly span all telecommunications networks and services because it is complementary to the telecommunication companies and not competitive.

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

The pursuit of necessary technological advances may require substantial time and expense. Moreover, in the course of business, MidNet must make choices regarding technology based on its understanding of technological trends. If the technology choices to be made prove to be incorrect, ineffective or unacceptably costly, the ability to meet customers' demands for existing and future telecommunications services could be impaired, which would adversely affect MidNet's growth and operating results.

DISTRIBUTION

MidNet plans to distribute and deliver The Middle Network(SM) through:

     - Private circuits leased from various telecommunication providers, such as AT&T, Verizon and Sprint; and
     - Co-location facilities leased from various companies, like Level 3 Communications.

The private circuits include circuits that connect customers to the co-location facilities or aggregation points within a city, as well as long haul circuits between cities.

Co-location facilities provide services and space within which MidNet installs its equipment. MidNet will own or lease the equipment it installs in co-location facilities.

NEW PRODUCTS OR SERVICES

MidNet currently has no new products. Its service, as announced to the public, is a multi-company network called The Middle Network(SM).

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

We believe that acceptance of our services will depend on the following factors, among others:

     * the growth of private networks as a medium for communication and commerce generally, and as a market for intellectual properties, financial products and services in particular;
     * development of a neutral private network infrastructure to support new technologies and handle the demands placed upon electronic communications;
     * government regulation of incumbent and competitive local exchange carriers;
     * the ability to successfully and efficiently develop on-line services that are attractive to a sufficiently large number of consumers and businesses; and
     * a change in the perception among many consumers, businesses and service providers that utilizing our on-line services is more dependable than obtaining competitive services through digital communications services, data networking services, and application services, the existing and more traditional methods.

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

It is not anticipated that IXCs or CLECs would block MidNet from using their services because MidNet is not competing with those companies. In fact, MidNet is complementary to the IXCs and CLECs and represents a potential source of revenue to them via the leasing of their circuits. In addition, although they can compete using their own virtual private networks, MidNet, like all consumers, is granted the right to acquire access under the Telecommunications Act of 1996 and telecommunication companies can not prohibit such access.

Additional competition may come from independent application service providers, or ASP's, such as Microsoft, Apple and Oracle. ASPs either have to deliver their services over the Internet or create their own private or semi-private networks to provide advanced telecommunication services, such as videoconferencing. The Middle Network(SM) will make it possible for ASP's to provide their services without the need to create their own networks.

OUR COMPETITIVE POSITION

The Internet is the only direct competition that MidNet is aware of, and the Company differentiate itself by providing a private and reliable network that has the ability to deliver advanced communication services, such as full screen, full resolution videoconferencing, at prices that will compete with existing long distance telephone calling. In addition, the Internet is not exclusive to any one company. The Middle Network(SM) is private because it leases private circuits. And because The Middle Network(SM) is a closed, private network, traffic is controlled and bandwidth is consistent and thus reliable. Additionally, this network will employ a mesh design (i.e., more than one path available) and will have built-in redundancy.

Competition takes place on many levels, including pricing, convenience in obtaining services, breadth of services offered and ease of use, among others. MidNet's intent is to brand The Middle Network(SM) as one of the leading specialty service providers for businesses that would normally use digital communications services, data networking services and application services.

MidNet's objective is to provide a service that helps businesses cut through the often perceived clutter, confusion and noise of the marketplace and help them confidently and quickly find what MidNet believes is a new, viable and efficient alternative to the traditional digital communications services, data networking services, and application services.

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

In attempting to brand and differentiate itself, MidNet has no assurance it will be successful over its competitors, or that it will be successful in competing in the marketplace with its proposed services.

MidNet expects that its operations will depend on a number of third parties over which it will have limited control. Specifically, it intends to lease private transmission lines and co-location spaces from unrelated third-party providers.

In addition, MidNet does not plan to own an Internet gateway, but instead, will rely on a third-party, independent and unrelated service providers to host its website and provide gateway services to public networks. Hence, MidNet may experience interruptions in its leased private transmission lines and co-location spaces, as well as with its website connection and its telecommunications access. This could result in loss of business and revenues.

It is anticipated that MidNet will use software that is dependent on an operating system, database and server software developed and produced by and licensed by independent third parties. The Company may discover errors and defects in this third party software and rely on the third parties to correct these errors and defects in a timely manner. Accordingly, continuous or prolonged interruptions in its private transmission lines and co-location spaces, as well as its website connection or in its telecommunications access or services could have an adverse effect upon consumer perception of MidNet's ability to provide private network services in a competent, timely and efficient manner.

A significant barrier to entry in the area of electronic commerce and communications is the secure transmission of confidential information over public and private networks. MidNet relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used to protect customer transaction data. If any compromise of MidNet's security were to occur, potential users may lack confidence in the Company's ability to protect their business communications and commerce information, such as credit card information, billing address, etc. Furthermore, MidNet may be subject to damage claims from users or others.

A party who is able to circumvent MidNet's security measures could misappropriate the Company's proprietary information. MidNet may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of private networks generally, and The Middle Network(SM) in particular, especially as a means of conducting business and commercial transactions. To the extent that future activities or those of third party contractors, whom MidNet may use, involve the storage and transmission of proprietary information, such as business information and data, and financial data, including credit card numbers, security breaches could expose the Company to a risk of loss or litigation. There can be no assurance that MidNet will be able to implement security measures that will prevent security breaches.

MidNet cannot provide any assurances as to the actual useful life of any of the technical systems used in The Middle Network(SM). A number of factors will ultimately affect the useful life of each of its systems including, among others, quality of construction, unexpected damage or deterioration and technological or economic obsolescence.

Interruptions in service or performance problems, for whatever reason, could undermine confidence in MidNet's services and cause the Company to lose customers or make it more difficult to attract new ones. In addition, because many of its services are critical to customers' businesses, a significant interruption in service could result in lost profits or other loss to customers. Although MidNet attempts to disclaim liability for these losses in its service agreements, a court might not enforce a limitation on liability, which could expose the Company to financial loss. In addition, MidNet expects to provide some of its customers with guaranteed service level commitments. If unable to meet these guaranteed service level commitments for whatever reason, MidNet may be obligated to provide its customers with credits, generally in the form of free service for a short period of time, which could negatively affect operating results.

Finally, many of MidNet's potential competitors have greater resources, greater marketing presence and greater name recognition than MidNet.

SOURCES AND AVAILABILITY OF RAW MATERIALS

As of the date of this filing, MidNet has the necessary suppliers available to execute its plan of operations.

CUSTOMERS

MidNet intends to provide The Middle Network(SM) to ASPs and end-user customers who either receive services from ASPs or have created their own application services or private networks. As of December 31, 2004 MidNet had six (6) end-user premises connected to The Middle Network(SM).

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

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to electronic commerce is uncertain and unresolved. MidNet may be required to qualify to do business as a foreign corporation in each state or foreign country. Its failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties. Any existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on the business, results of operations and financial condition.

The regulatory requirements to which MidNet is subject could change in a manner that significantly increases costs or otherwise adversely affects operations. These include:

     * Planned interstate and international operations in the United States are governed by the Communications Act of 1934, as amended by the Telecommunications Act of 1996 ("Telecom Act"). There are several ongoing proceedings at the FCC and in the federal courts regarding the implementation of various aspects of the Telecom Act. The outcomes of these proceedings may affect the manner in which MidNet is permitted to provide its services in the United States and may have a material adverse effect on operations.

     * The intrastate activities of local telephone service companies are regulated by the states in which they do business. A number of states in which MidNet expects to operate are conducting proceedings related to the provision of services in a competitive telecommunications environment. These proceedings may affect the manner in which the Company is permitted to provide its services in one or more states and may have a material adverse effect on operations.

     * The laws of the countries in which MidNet operates or will operate govern operations outside the United States. The regulation of telecommunications networks and services outside the United States varies widely. In some countries, the range of services that MidNet is legally permitted to provide may be limited. In other countries, existing telecommunications legislation is in the process of development, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, or inadequate judicial, regulatory or other forums are available to address these inadequacies or disputes. MidNet's inability or failure to comply with the telecommunications laws and regulations of one or more of the countries in which it operates or will operate could result in the temporary or permanent suspension of operations in one or more countries. The Company may also be prohibited from entering certain countries at all or from providing all of its services in one or more countries. In addition, many of the countries in which MidNet will operate are conducting regulatory or other proceedings that will affect the implementation of their telecommunications legislation. MidNet cannot be certain of the outcome of these proceedings. These proceedings may affect the manner in which the Company will be permitted to provide its services in these countries and may have a material adverse effect on operations.

     * In the ordinary course of constructing its networks and providing its services MidNet may be required to obtain and maintain a variety of telecommunications and other licenses and authorizations in the countries in which it plans to operate. MidNet may also have to comply with a variety of regulatory obligations. Its failure to obtain or maintain necessary licenses and authorizations or to comply with the obligations imposed upon license-holders, in one or more countries, may result in sanctions, including the revocation of authority to provide services in one or more countries.

SALES AND MARKETING

MidNet's management is currently directly involved in sales and marketing activities. MidNet believes its management and advisors have the necessary relationships and skills to meet its requirements for sales and marketing for the foreseeable future.

MidNet's marketing and sales strategy will include:

     * Direct marketing to the major companies in the media and entertainment industry such as movie studios, production companies and supporting services (i.e., sound, editing, etc.) by utilizing MidNet's extensive industry contacts and relationships. This will involve contacting operational managers and decision makers (i.e., General Managers, V.P. Operations, Director of IT, etc.) of various companies that understand the merits of the network and how it will enable digitization of their workflows.

     * Direct marketing to the ASPs, which will drive adoption of our network through the growth and expansion of their customer base. In this way, ASPs will act similar to a dealer or reseller of MidNet's services.

In addition, customers will promote growth of The Middle Network(SM) through their customer and vendor relationships. For example, the network will enable real-time collaboration (such as video conferencing). To participate, each party must be on the network. MidNet anticipates that those companies that provide products and services to MidNet's customers will be motivated to join the network to secure, maintain and/or grow those business relationships.

INTELLECTUAL PROPERTY

MidNet's success is dependent upon its ability to protect its intellectual property rights. MidNet relies principally on a combination of a service mark, trade secrets, non-disclosure agreements and other contractual provisions to establish and maintain its proprietary rights. MidNet has applied for a service mark for "The Middle Network" thorough the U.S. Patent and Trademark Office.

The Middle Network(SM) will utilize a unique configuration based on software developed by MidNet to configure private lines and establish transmission sessions. In the future, MidNet plans to apply for defensive patents to protect its configuration technology.

As part of its confidentiality and operating procedures, MidNet generally enters into nondisclosure and confidentiality agreements with each of its key employees and consultants and limits access to and distribution of its core technology, documentation and other proprietary information.

Policing the unauthorized use of its intellectual property is difficult. MidNet will use all viable and cost-permissive methods for defending and prosecuting any suspected violators of its intellectual property.

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

MidNet does not depend on any one equipment supplier. Consequently, there are no primary equipment suppliers identified at this time. Price will be the primary factor in selecting vendors.

Over the last four years approximately 5000 hours have been spent on research and development, mostly on evaluating readily available hardware and software, as well as on evaluating aspects relating to integration of these products. MidNet's costs for research and development relate to equipment used in research and development. Total equipment cost for the last two years is approximately $100,000. Apart from personnel, MidNet did not incur any other costs for research and development. None of the costs of research and development have been borne directly by, or are expected to be borne by, our customers.

ENVIRONMENTAL LAW COMPLIANCE

To the extent which environmental compliance may be necessary, MidNet does not anticipate any significant compliance expense.

EMPLOYEES

As of December 31, 2004, MidNet has 6 employees and 4 consultants/independent contractors.

ITEM 2. DESCRIPTION OF PROPERTY.

MidNet leases 180 square feet of commercial space at Suite 300, 1055 West Hastings Street, Vancouver, BC Canada V6E 2E9.

This facility houses a small satellite marketing and sales office. MidNet renewed its lease on January 1, 2004, and the lease expired on December 31, 2004. The Company is in the process of renewing the lease at the current monthly rental rate of Cdn$1,175.00 (approximately US$960).

MidNet believes that existing facilities are adequate for its needs through the first quarter of 2005. Should the Company require additional space, MidNet believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

MidNet is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MidNet's shares of Common Stock trade on the OTC Bulletin Board Market under the trading symbol "MIDX." The high and low bid prices of the Company's Common Stock for the period January-December 2004 on a quarterly basis, as quoted from the OTC Bulletin Board, were:

         Quarter               High Bid Price         Low Bid Price
         -------               --------------         -------------
     1st Quarter 2004              $3.25                  $1.19
     2nd   Quarter 2004            $3.65                  $2.75
     3rd  Quarter 2004             $3.32                  $1.90
     4th  Quarter 2004             $3.35                  $1.51

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
                                                      =========       =======

The issuance was made in reliance of Rule 506 under Regulation D and/or under
Section 4(2) of the Securities Act of 1933, as amended, as a private transaction, not involving a public offering. In addition, options for the then four (4) members of the MidNetNV Advisory Board and two consultants to MidNetNV (one of whom was a former officer of MidNetNV) to acquire 1,260,000 restricted shares of MidNetNV, at an exercise price of $.50 per share, were exchanged for options to acquire 1,260,000 restricted shares of Tugboat, at an exercise price of $.50 per share, on the same terms and conditions of the MidNetNV options. The options are currently held by the same six (6) persons, who are now the three (3) members of the Advisory Board, one former consultant and former officer of MidNetNV, one current consultant, Mr. Staples and one of the Company's officers, Mr. Locke. As of December 31, 2004, none of these options to purchase 1,260,000 restricted shares have been exercised. All of these parties are "accredited" investors.

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

In December, 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted Common Stock, at an exercise price of $.75 per share. No consideration was received for the issuance of the warrants because MidNet wanted to establish a relationship with persons and entities which MidNet believed could provide a source or sources of potential financing for MidNet in the future. Accordingly, MidNet issued the subject warrants. The exercise price of $0.75 per share was in excess of the market price of MidNet's shares at the time the warrants were issued and was, in the opinion of MidNet, fair and reasonable at the time. As of February 17, 2004, the holders of 1,342,450 warrants, consisting of 37 separate and unrelated holders, have exercised their warrants to acquire 1,342,450 shares of MidNet's restricted Common Stock, at a price of $.75 per share. 1,342,450 shares have been issued based upon this exercise. MidNet received a total of US$1,006,837.50 from the exercise of those warrants. None of the warrants were issued to or held by affiliates of the registrant. None of the shares of Common Stock issued upon exercise of the warrants were issued to, or are held by affiliates, either directly or indirectly. As of December 19, 2004 all warrants to purchase the 2 million shares have been exercised and the Company has received $1,500,000. These were issued to "accredited" investors and were exempt under Rule 506.

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

                           DESCRIPTION OF SECURITIES.

MidNet's Certificate of Incorporation authorizes a total share capital of 100,000,000 shares:

Preferred stock, $.0001 par value; 20,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2004.

Common stock, $ 0.0001 par value; 80,000,000 shares authorized; 15,684,335 shares issued and outstanding as of December 31, 2004.

Each shareholder is entitled to one vote for each share of Common Stock owned of record. The holders of shares of Common Stock do not possess cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors, and in such event the holders of the remaining shares will be unable to elect any of the Company's directors. Holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Company's board of directors may determine. Upon liquidation, dissolution, or winding up, the assets legally available for distribution to the Company's shareholders will be distributed pro rata among the holders of the shares outstanding at the time. Holders of the Company's shares of Common Stock have no preemptive, conversion, or subscription rights, and are not subject to redemption.

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

There are no other provisions in its certificate of incorporation or its bylaws that may result in the delaying, deferring or preventing of a change in control of MidNet.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

The following discussion and analysis of MidNet's operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with our audited Consolidated Financial Statements included herein.

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

The Company, on a consolidated basis, had nominal revenues in 2004 of $2,897. These revenues were generated by MidNet Canada, Inc. The majority of $1,062,397 in operating expenses incurred by MidNet in 2004 related to salary, bandwidth and co-location fees, administrative, accounting, legal and consulting fees. Prior to this, expenses incurred by the Company were mainly administrative, accounting, legal and consulting fees, which totaled $220,231 for the year ended December 31, 2002; $78,798 for the period ended December 11, 2003; and $2,240 for the period December 12 to 31, 2003.

MidNet (formerly known as Tugboat) is a development stage company without established operations or revenues. It is unable to satisfy cash requirements without financial support or other funding. Management and certain investors have made $1,632,300 of capital contributions to MidNet. The Company anticipates, but has no assurance, that it will meet its cash requirements for the foreseeable future from revenues from proposed operations, without raising additional funds through the capital markets required to fulfill the goals of its business plan.

PLAN OF OPERATIONS

MidNet's plan of operations over the next 12 months is to ramp up the marketing and delivery of its network services to anticipated customers, consistent with its business plan. MidNet is classified as a development stage company because its principal activities involve seeking and developing business activities and furthering operations. MidNet plans to generate revenue by charging customers to send and receive data over The Middle Network(SM). This will include sending and receiving "digital" packages (e.g., digital videos and movies), video conferencing and customers using The Middle Network(SM) as their private company network. Data is measured, and will be billed, in gigabytes. Pricing is designed to be competitive with traditional shipping services (such as FedEx).

During MidNet's initial phase of operations the following key milestones were realized:

Key Milestone                                  Beginning Date    Completion Date
-------------                                  --------------    ---------------
Acquired co-location facilities
for launch cities (Vancouver, Toronto,
Los Angeles, Houston, Calgary)                    May 2004        November 2004
Acquired private, inter city circuits
(Toronto-Vancouver-Los Angeles-Houston-
Denver-Calgary-Edmonton)                          June 2004       November 2004
Signed and connected first customer               June 2004       July 2004

Anticipated key milestones for the next phase of operations with related time frames are as follows:

Key Milestone                                  Beginning Date    Completion Date
-------------                                  --------------    ---------------
Begin rollout of videophone network              March 2005         April 2005
Register first videophones with the network      April 2005         April 2005
Establish first LAN extensions                   April 2005         May 2005
Extend network support services                  April 2005         June 2005

Over the next twelve months MidNet anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and vendor pricing):

Bandwidth and co-location                         $1,000,000
Personnel costs                                   $  750,000
Sales and marketing                               $  500,000
Equipment purchased or leased                     $  750,000
                                                  ----------
Total                                             $3,000,000
                                                  ==========

Over the last two years, MidNet has spent approximately $300,000 relating to research and development in the form of equipment (approximately, $100,000), salaries ($120,000) and related expenses (approximately $80,000). We expect to incur $240,000 in research and development costs over the next twelve months.

Over the next twelve months MidNet plans to lease or purchase various electronic equipment required for rollout of the network. The projected cost of this equipment is approximately $750,000. Equipment to be leased or purchased includes: network switches, servers, computers and other technological devices. The total to be expended on equipment over the next twelve months is only an estimate and is subject to customer demand of The Middle Network(SM). If customer demand is weak, equipment costs will likely be less; if customer demand is strong, projected equipment costs could be higher.

MidNet does not expect to significantly increase the number of its employees over the next twelve months but may increase its manpower via the addition of contract specific consultants.

SHORT TERM GOAL

MidNet will focus its efforts on enabling the following types of application services:

     *    Digital media transfer
     *    Digital collaboration
     *    Security
     *    Videoconferencing
     *    E-commerce transaction fulfillment
     *    Unified messaging (including email)

Our initial phase of operations included what we believe to constitute three key media centers (Toronto, Vancouver and Los Angeles), and four key oil & gas centers (Edmonton, Calgary, Denver and Houston). During this phase, MidNet established connectivity between and within these cities by entering into agreements with various telecommunication companies for local loops and intercity private circuits (i.e., bandwidth). These cities were then connected through co-location facilities which act as hubs for each metropolitan area network. MidNet rents space in the co-location facilities and installed network switches to facilitate connection to the leased circuits.

LONG TERM GOAL

MidNet's goal is to expand The Middle Network(SM) to further penetrate both national and international markets, and secure additional business opportunities.

Management is of the opinion that sufficient working capital may not be available from internal operations during the next twelve months. Thus, the Company may not be able to meet its obligations and commitments from revenues alone.

MidNet is making its plans based on the assumption it will continue as a going concern, but there is no assurance it will be able to do so.
Management is unsure whether proposed current operations will be able to provide sufficient revenues to meet operating costs and expansion.

MidNet intends to continue efforts to obtain market penetration and consumer awareness of The Middle Network(SM), while focusing and building on its client list of media-based customers and exploring other vertical markets. These markets may include oil and gas, government, security, legal, health, financial, engineering, and other industries that require the movement of large amounts of data in a reliable, high speed and secure environment.

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

Future capital requirements will also depend on one or more of the following factors:

     *    market acceptance of MidNet's proposed services;
     *    the extent and progress of research and development programs;
     *    competing technological and market developments; and
     *    the costs of commercializing proposed services.

There can be no assurance that funding will be available on favorable terms to permit successful commercialization of the business plan or that MidNet will be successful in its business operations.

In addition, MidNet has no credit facility or other committed sources of capital. It may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet futurecapital requirements, MidNet may have to raise additional funds to continue operations. There can be no assurance that the funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in substantial dilution to shareholders.

Until such time as the proposed business is sufficiently developed, MidNet does not expect to have any significant revenues from operations. It anticipates that, if its business plan becomes fully operational, it will generate sufficient revenues to maintain operations. There is no assurance that MidNet will be successful in selling telecommunications services metered in gigabyte units or otherwise generating revenues. Therefore, if not successful in its proposed business, the Company will be unable to achieve revenues under its current business plan.

The Company's websites can be found at: www.midnetinc.com

SUBSEQUENT EVENTS

CHANGES IN MANAGEMENT

Effective March 14, 2005:

(a) Tilo Kunz resigned as Chairman and was replaced by Peter Fentiman, MidNet, Inc.'s (the "registrant's") former President and Chief Executive Officer, and;

(b) Peter Fentiman resigned as President and Chief Executive Officer, and was replaced by Tilo Kunz, MidNet, Inc.'s (the "registrant's") current Chief Operations Officer, and;

(c) The position of Chief Operations Officer has been amalgamated with the position of CEO, and;

(d) Kenneth M. Fasnacht resigned as Chief Financial Officer and was replaced in the interim by Tom Locke, MidNet, Inc.'s (the "registrant's") current Executive Vice-President of Strategic Planning, and;

(e) Mr. Fasnacht resigned as Secretary and Treasurer of MidNet, Inc. (the "registrant") and was replaced by Tom Locke, MidNet, Inc.'s (the "registrant's") current Executive Vice-President of Strategic Planning, and;

(f) Mr. Fasnacht has stated that he expects to remain with the Company during a transitional period until at least March 31, 2005.

WORLD ACCESSIBILITY MARKETPLACE INC.

Effective March 3, 2005, MidNet entered into an agreement with World Accessibility Marketplace Inc. ("World Accessibility") whereby MidNet will provide hardware fingerprinting or registration services to World Accessibility. The registration services will allow certain telecommunications devices marketed by World Accessibility to operate over the registrant's digital communications system known as The Middle Network. The agreement provides a flat rate fee of $4 (Canadian) for each device registered. Under the agreement, the registrant is required to register a minimum of 300,000 devices during the calendar year 2005.

Mr. Tilo Kunz, Chairman and C.O.O. of MidNet, currently serves as the Chairman of World Accessibility. Mr. Kunz serves in such capacity for World Accessibility without any form or arrangement for compensation of any nature, presently or in the future, and owns no form of equity in World Accessibility, either directly or indirectly. However, Mr. Tilo Kunz's father, Eric Kunz, indirectly owns 50% of the total outstanding equity in World Accessibility. Mr. Tilo Kunz devotes nominal time to the business of World Accessibility.

THE LINEAR GROUP LLC

Effective February 24, 2005, MidNet entered into an agreement with Linear Group LLC. The Linear Group will provide various investment banking services, investors' communications, and public relation services with industry analysts, existing shareholders, brokers, dealers and other professionals. The agreement has a term of one year and may be canceled by either party for any reason during the first ninety (90) days. Upon execution of the agreement, consideration paid to Linear Group included $5,000 cash, 250,000 shares of the registrant's restricted common stock and 400,000 stock options to acquire 400,000 shares of the registrant's common stock. The stock options have a term of three years and include certain registration rights. Half of the options are exercisable at $2.00 per share and the other half are exercisable at $3.00 per share. In addition, registrant will pay $5,000 cash per month and issue another 250,000 shares of the registrant's restricted common stock 90 days after execution of the agreement.

LIGHTNING MEDIA

Effective February 8, 2005 MidNet entered into an agreement with Lightning Media, a Los Angeles based company, to provide private digital network services for the secure transport of media data over MidNet's digital communications system known as The Middle Network. The agreement provides a minimum usage fee of $1,000 per month and has a term of one year beginning March 9, 2005.

FLUCTUATIONS IN ANNUAL AND QUARTERLY RESULTS

MidNet's future annual and quarterly operating results, if any, may fluctuate significantly as a result of numerous factors, including:

     1. The amount and timing of expenditures required to build "The Middle Network(SM)";

     2. The amount and timing of revenues based on the Company's ability to attract and secure new customers; and

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no material impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP 04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29," (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The Company has adopted SFAS No. 123 (R) after adopting SFAS No. 123 in prior years.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

ITEM 7. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MidNet, Inc.
Vancouver, B.C.

We have audited the accompanying consolidated balance sheet of MidNet, Inc. (a development stage company and Delaware corporation formerly known as Tugboat International, Inc.) as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of MidNet, Inc. as of December 31, 2003 were audited by other auditors whose report dated January 28, 2004 and restated July 1, 2004 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MidNet, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has sustained substantial operating losses in recent years, has limited cash resources and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.
------------------------------------
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

February 18, 2005

                                ARMANDO C. IBARRA
                           Certified Public Accountant
                           A Professional Corporation

Armando C. Ibarra, C.P.A.                   Members of the American Institute of
                                            Certified Public Accountants
Armando Ibarra, Jr., C.P.A., JD             Members of the California Society of
                                            Certified Public Accountants
                                            Registered with the Public Company
                                            Accounting Oversight Board


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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


/s/ Armando C. Ibarra, CPA-APC
------------------------------
Armando C. Ibarra, CPA-APC

January 28, 2004
July 1, 2004 (restated)
Chula Vista, California

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  December 31,          December 31,
                                                                     2004                  2003
                                                                  -----------           -----------
ASSETS

CURRENT ASSETS
  Cash                                                            $   509,345           $    67,074
  Accounts receivable                                                   2,962                    --
  GST receivable                                                       18,864                    --
  Prepaid expenses                                                     37,819               220,500
                                                                  -----------           -----------
      Total Current Assets                                            568,990               287,574
                                                                  -----------           -----------

PROPERTY AND EQUIPMENT                                                 73,448                 6,066
                                                                  -----------           -----------
OTHER ASSETS
  Security deposits                                                    36,680                   758
                                                                  -----------           -----------
      Total Other Assets                                               36,680                   758
                                                                  -----------           -----------

      TOTAL ASSETS                                                $   679,118           $   294,398
                                                                  ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $    77,777           $     9,934
  Related party payable                                                 1,382                    --
  Consulting fees payable                                                  --               130,000
  Taxes payable                                                         5,596                   744
                                                                  -----------           -----------
      Total Current Liabilities                                        84,755               140,678
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES                                              --                    --
                                                                  -----------           -----------
STOCKHOLDERS' EQUITY
  Preferred stock, 20,000,000 shares authorized, $0.0001
   par value; 300,000 shares issued and outstanding                        30                    30
  Common stock, 80,000,000 shares authorized,
   $0.0001 par value; 15,684,335 and 13,732,935 shares
   issued and outstanding, respectively                                 1,568                 1,373
  Additional paid-in capital                                        1,939,997               432,532
  Subscriptions receivable                                                 --                  (300)
  Accumulated other comprehensive loss                                 (9,963)                   --
  Accumulated deficit during development stage                     (1,337,269)             (279,915)
                                                                  -----------           -----------
      Total Stockholders' Equity                                      594,363               153,720
                                                                  -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   679,118           $   294,398
                                                                  ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                                          Period from
                                                                                        January 16, 2002
                                                               Year Ended                 (Inception)
                                                              December 31,                     to
                                                    -------------------------------       December 31,
                                                        2004               2003               2004
                                                    ------------       ------------       ------------
REVENUES
  Subscription fees                                 $      2,897       $         --       $      2,897
  Other                                                       --             21,328             21,328
                                                    ------------       ------------       ------------
      TOTAL REVENUE                                        2,897             21,328             24,225

EXPENSES
  Salaries expense                                       259,285                 --            259,285
  Bandwidth and co-location fees                         165,018                 --            165,018
  Office expense                                         112,022             13,883            163,067
  Depreciation                                            18,376              2,065             23,391
  Consulting services                                    386,359             59,570            617,013
  Professional fees                                       67,564              2,857             79,066
  Marketing expense                                       53,773                 --             53,773
                                                    ------------       ------------       ------------
      TOTAL OPERATING EXPENSES                         1,062,397             78,375          1,360,613
                                                    ------------       ------------       ------------
                                                                                          ------------
LOSS FROM OPERATIONS                                  (1,059,500)           (57,047)      $ (1,336,388)

OTHER INCOME (EXPENSE)
  Other income                                                --                 26                 26
  Foreign currency exchange loss                             (33)            (2,663)            (3,086)
  Interest income                                          2,179                 --              2,179
                                                    ------------       ------------       ------------
      TOTAL OTHER INCOME (EXPENSE)                         2,146             (2,637)              (881)
                                                    ------------       ------------       ------------

LOSS BEFORE TAXES                                     (1,057,354)           (59,684)        (1,337,269)

INCOME TAXES                                                  --                 --                 --
                                                    ------------       ------------       ------------

NET LOSS                                              (1,057,354)           (59,684)        (1,337,269)
                                                    ------------       ------------       ------------
OTHER COMPREHENSIVE LOSS
  Foreign currency translation loss                       (9,963)                --             (9,963)
                                                    ------------       ------------       ------------

COMPREHENSIVE NET INCOME LOSS                       $ (1,067,317)      $    (59,684)      $ (1,347,232)
                                                    ============       ============       ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE         $      (0.07)      $      (0.01)
                                                    ============       ============
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON STOCK SHARES OUTSTANDING            14,985,515          9,643,560
                                                    ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                      Preferred Stock               Common Stock             Additional
                                                     ------------------         ---------------------         Paid-in
                                                     Shares      Amount         Shares         Amount         Capital
                                                     ------      ------         ------         ------         -------
Stock issued for cash on January 16, 2002
 at $0.0001 per share                                    --      $  --        7,344,000       $   734       $     5,266

Stock issued for cash at $1.00  per share                --         --          131,335            13           107,287

Stock subscription receivable                       300,000         30               --            --               270

Stock issued for consulting services at
 $1.00 per share                                         --         --           30,600             4            24,996

Net loss for the year ended December 31, 2002            --         --               --            --                --
                                                    -------      -----      -----------       -------       -----------

Balance, December 31, 2002                          300,000         30        7,505,935           751           137,819

Recapitalization of company via reverse                  --         --        5,544,000           554              (469)
 merger with Tugboat International, Inc.

Stock issued for cash at $0.75 per share                 --         --          133,000            13            99,737

Stock issued for consulting services at
 $0.36 per share                                         --         --          550,000            55           195,445

Net loss for the year ended December 31, 2003            --         --               --            --                --
                                                    -------      -----      -----------       -------       -----------

Balance, December 31, 2003                          300,000         30       13,732,935         1,373           432,532

Stock issued for consulting services at
 $1.00 per share                                         --         --          115,000            12           114,988

Warrants exercised for cash at $0.75 per share           --         --        1,867,000           186         1,400,063

Stock subscriptions paid                                 --         --               --            --                --

Stock repurchase                                         --         --          (30,600)           (3)          (24,997)

Warrants issued for services                             --         --               --            --            17,411

Foreign currency translation                             --         --               --            --                --

Net loss for the year ended December 31, 2004            --         --               --            --                --
                                                    -------      -----       ----------       -------       -----------

Balance, December 31, 2004                          300,000      $  30       15,684,335       $ 1,568       $ 1,939,997
                                                    =======      =====      ===========       =======       ===========

                                                                                     Accumulated
                                                                        Other       Deficit During       Total
                                                    Subscriptions    Comprehensive   Development      Stockholders'
                                                     Receivable         Loss            Stage        Equity (Deficit)
                                                     ----------         ----            -----        ----------------
Stock issued for cash on January 16, 2002
 at $0.0001 per share                                  $  --          $    --       $        --       $     6,000

Stock issued for cash at $1.00  per share                 --               --                --           107,300

Stock subscription receivable                           (300)              --                --                --

Stock issued for consulting services at
 $1.00 per share                                          --               --                --            25,000

Net loss for the year ended December 31, 2002             --               --          (220,231)         (220,231)
                                                       -----          -------       -----------       -----------

Balance, December 31, 2002                              (300)              --          (220,231)          (81,931)

Recapitalization of company via reverse                   --               --                --                85
 merger with Tugboat International, Inc.

Stock issued for cash at $0.75 per share                  --               --                --            99,750

Stock issued for consulting services at
 $0.36 per share                                          --               --                --           195,500

Net loss for the year ended December 31, 2003             --               --           (59,684)          (59,684)
                                                       -----          -------       -----------       -----------

Balance, December 31, 2003                              (300)              --          (279,915)          153,720

Stock issued for consulting services at
 $1.00 per share                                          --               --                --           115,000

Warrants exercised for cash at $0.75 per share            --               --                --         1,400,249

Stock subscriptions paid                                 300               --                --               300

Stock repurchase                                          --               --                --           (25,000)

Warrants issued for services                              --               --                --            17,411

Foreign currency translation                              --           (9,963)               --            (9,963)

Net loss for the year ended December 31, 2004             --               --        (1,057,354)       (1,057,354)
                                                       -----          -------       -----------       -----------

Balance, December 31, 2004                             $  --          $(9,963)      $(1,337,269)      $   594,363
                                                       =====          =======       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   Period from
                                                                                                 January 16,2002
                                                                        Year Ended                 (Inception)
                                                                       December 31,                    to
                                                             -------------------------------       December 31,
                                                                2004                2003              2004
                                                             -----------         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,057,354)        $   (59,684)      $(1,337,269)
  Depreciation                                                    18,376               2,065            24,441
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Common stock issued for services                             115,000                  --           140,000
    Common stock issued for prepaid expenses                          --             195,500           195,500
    Common stock warrants issued for services                     17,411                  --            17,411
    (Increase) decrease in accounts receivable                    (2,962)                 --            (2,962)
    (Increase) decrease in prepaid expenses                      182,681            (219,766)          (37,819)
    (Increase) decrease in tax receivable                        (18,864)                 --           (18,864)
    (Increase) decrease in security deposits                     (35,922)               (758)          (36,680)
    Increase (decrease) in accounts payable                       67,843               5,290            77,777
    Increase (decrease) in related party payables                  1,383                  --             1,383
    Increase (decrease) in consulting fees payable              (130,000)             55,000                --
    Increase (decrease) in other payables                          5,900                 744             5,596
                                                             -----------         -----------       -----------
Net cash used in operating activities                           (836,508)            (21,609)         (971,487)
                                                             -----------         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                          (86,808)             (1,249)          (97,889)
                                                             -----------         -----------       -----------
Net cash used in investing activities                            (86,808)             (1,249)          (97,889)
                                                             -----------         -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                    300                  --               300
  Common stock issued for cash                                 1,400,250              99,750         1,613,299
  Cash issued for acquisition of subsidiary                           --                  85                85
  Treasury stock purchased for cash                              (25,000)                 --           (25,000)
  Payment on shareholder loan                                         --             (12,828)               --
                                                             -----------         -----------       -----------
Net cash provided in financing activities                      1,375,550              87,007         1,588,684
                                                             -----------         -----------       -----------

Net increase (decrease)  in cash                                 452,234              64,149           519,308

Foreign currency translation gain (loss)                          (9,963)                 --            (9,963)

CASH, BEGINNING OF PERIOD                                         67,074               2,925                --
                                                             -----------         -----------       -----------

CASH, END OF PERIOD                                          $   509,345         $    67,074       $   509,345
                                                             ===========         ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                              $        --         $        --       $        --
                                                             ===========         ===========       ===========
  Income tax paid                                            $        --         $        --       $        --
                                                             ===========         ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                           $   115,000         $        --       $   140,000
  Common stock issued for acquisition of subsidiary          $        --         $        85       $        85
  Preferred stock issued for acquistion of subsidiary        $        --         $       300       $       300
  Common stock issued for prepaid expenses                   $        --         $   195,500       $   195,500
  Common stock warrants issued for services                  $    17,411         $        --       $    17,411

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

MidNet, Inc. is a Delaware corporation originally incorporated on July 20, 1998, under the name Tugboat International, Inc. MidNet has two wholly owned subsidiaries:

     * MidNet USA, Inc., a Nevada corporation incorporated on January 16, 2002. (MidNet USA, Inc. was formerly known as MidNet, Inc.; the Company changed its name effective May 12, 2004 to avoid confusion with its parent company). This company conducts MidNet's operations in the United States; and

     * MidNet Canada, Inc., a Canadian federal corporation incorporated on March 30, 2004 and acquired by MidNet in April 2004. This entity conducts MidNet's operations in Canada.

Effective December 11, 2003, Tugboat International, Inc. ("Tugboat"), a Delaware Corporation and MidNet, Inc. ("MidNetNV"), a Nevada corporation, completed an agreement and plan of merger whereby Tugboat issued 7,505,935 shares of its common stock and 300,000 shares of its preferred stock in exchange for all of the outstanding common stock of MidNetNV. Immediately prior to the agreement and plan of merger, Tugboat had 5,544,000 shares of common stock issued and outstanding. The acquisition was accounted for as a recapitalization of MidNetNV because the shareholders of MidNetNV controlled Tugboat after the acquisition. Therefore, MidNetNV was treated as the acquiring entity for accounting purposes and Tugboat International, Inc. was the surviving entity for legal purposes. Effective March 17, 2004, Tugboat changed its name to MidNet, Inc. and on May 12, 2004, MidNetNV changed its name to MidNet (USA), Inc.

MidNet, Inc. and subsidiaries (hereinafter the "Company" or "MidNet") have created "The Middle NetworkSM," a network-operating environment deemed reliable within a protected private network, which acts as the middle layer between telecommunication infrastructure companies (i.e., Telcos), application service providers ("ASPs"), and the end users. The Middle NetworkSM is designed to be a commercial complement to the Internet. MidNet enables the high-speed transmission of secured data for a broad mix of services, including:

     *    Digital media transfer
     *    Digital collaboration
     *    Security
     *    Video conferencing
     *    E-commerce transaction fulfillment
     *    Unified managing (including email)

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

Prior to the merger, Midnet, Inc. (formerly known as Tugboat International, Inc.) had been in the design phase of a web site for the buying, selling, trading and auctioning of collectible and valuable coins on the Internet with no commercial success.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method - The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable - The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company's policy is not to accrue interest on trade receivables.

Recent Accounting Pronouncements - In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no material impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (hereinafter "SFAS No. 152"), which amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions" (hereinafter "SOP

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

04-2"). This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29," (hereinafter "SFAS No. 153"). This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" (hereinafter "SFAS No. 123 (R)"). This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 (R) establishes standards for the accounting for share-based payment transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based award, share appreciation rights and employee share purchase plans. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grand date ( with limited exceptions). That cost will be recognized in the entity's financial statements over the period during which the employee is required to provide services in exchange for the award. The Company has adopted SFAS No. 123 (R) after adopting SFAS No. 123 in prior years.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2004, the allowance for doubtful accounts was zero, as the receivables are all recently acquired and are expected to be collectable.

CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments or short-term debt with original maturities of three months or less to be cash equivalents.

COMPREHENSIVE INCOME - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (hereinafter "SFAS No. 130"), which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on the Company's foreign currency translation to be included in comprehensive income.

CONCENTRATION OF CREDIT RISK - The Company maintains its cash in two commercial accounts at major financial institutions. Although the financial institutions are considered creditworthy and have not experienced any losses on its deposits, at December 31, 2004, the Company's total cash balances exceeded Federal Deposit Insurance Corporation (FDIC) limits by $306,152.

DERIVATIVE INSTRUMENTS - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter "SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," the last of which is effective June 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2004 and 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

DEVELOPMENT STAGE COMPANY - The Company is a development stage company that presents its financial statements in conformity with generally accepted accounting principles that apply to established operating companies. As such, the Company charges all administrative expenses to operations in the year they occur. The Company capitalizes only those costs that it expects to recover through future operations and those costs are subject to a regular review for possible impairment.

As a development stage company, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to December 31, 2004.

EARNINGS PER SHARE - On January 16, 2002, the Company adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding December 31, 2004 and 2003, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

ESTIMATES - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and related party payables and loans payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and 2003.

FOREIGN CURRENCY TRANSLATION GAINS/LOSSES - The functional currency of the Company's foreign subsidiary is the local currency in the country is which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The net gain or loss resulting from translation is included in accumulated other comprehensive income. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. There were no significant foreign currency transaction gains or losses in 2004 or 2003.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. The wholly owned subsidiaries of the Company are listed in Note 1.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. See
Note 10.

PROVISION FOR TAXES - Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

RECLASSIFICATION - Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

REVENUE - The Company recognizes revenue from sales when there is persuasive evidence that an arrangement exists, services have been rendered, the seller's price to the buyer is determinable, and collectibility is reasonably assured.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

The Company derives revenue by charging customers fees to transport digital data over the Company's private network. Data will be measured in gigabytes and the Company will recognize revenue based on usage. The amount charged per gigabyte will vary depending on a number of factors including:

     * the amount of data transmitted over the network (high volume users will generally pay less per gigabyte than low volume users);
     * the type of data transmitted (i.e.. video or data files, video conferencing, online collaboration, e-mail, etc.); and
     * whether transmission is real-time or instantaneous (higher fee per gigabyte) or delayed (lower fee per gigabyte).

Revenue recognized during 2004 was based on a fixed monthly charge pursuant to customer agreements entered into during the initial or test phase of the Company's network.

Stock Options and Warrants - The Company's accounting for stock is in accordance with Financial Accounting Standards Board No. 123 (R) and EITF 96-18A in recording warrants and stock options. The Company uses fair value base method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

Treasury Stock - The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has only nominal revenues and incurred material recurring losses from operations. At December 31, 2004, the Company had an accumulated deficit of $1,337,269. For the year ended December 31, 2004, the Company sustained a net loss of $1,057,354. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to seek additional capital from new equity securities offerings that will provide funds needed to increase

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

liquidity, fund internal growth and fully implement its business plan. Management anticipates expenditures of approximately $3 million for operations in 2005. The Company's management is also putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred stock has the right to receive dividends equivalent to any per share dividend paid to the common shares, additional voting rights that may be exercised upon certain conditions, and the right to participate in any forward/reverse stock splits of the issued and outstanding common stock of the Company. As of December 31, 2004 and 2003, the Company has 300,000 shares of preferred stock issued and outstanding.

COMMON STOCK
The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders' meeting.

STOCK TRANSACTIONS
During the year ended December 31, 2004, the Company issued 1,867,000 shares of common stock upon exercise of warrants for cash at $0.75 per share, 115,000 shares of common stock for consulting services at $1.00 per share. Additionally, 30,600 shares of common stock were repurchased for $25,000 and subsequently cancelled.

During the year ended December 31, 2003, the Company issued 133,000 shares of common stock upon exercise of warrants for cash at $0.75 per share and 550,000 shares of common stock at $0.36 per share for prepaid consulting services.

During the year ended December 31, 2002, the Company issued 7,344,000 shares of common stock for cash valued at $0.0001 per share, 131,335 shares of common stock for cash valued at $1.00 per share, and 30,600 shares of common stock for consulting services valued at $1.00 per share. The Company also issued 300,000 shares of preferred stock valued at $0.0001 per share for a stock subscription receivable.

NOTE 5 - MERGER AND REORGANIZATION

On December 11, 2003, Tugboat International, Inc. and MidNet, Inc. completed an agreement and plan of merger whereby Tugboat International, Inc. issued 7,505,935 shares of its common stock and 300,000 shares of its preferred stock in exchange for all of the outstanding common and preferred stock of MidNet,

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

Inc. The acquisition was accounted for as a recapitalization of MidNet, Inc. because the shareholders of MidNet, Inc. controlled Tugboat International, Inc. after the acquisition. Net assets consisted of $85 cash.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2004, the Company has executed agreements with a regional telecommunications vendor to provide private circuits. The agreements establish connectivity between various cities in North America and local loops between customer premises and co-location facilities. The Company has paid deposits with the vendor of $32,730 as of December 31, 2004. The contracts require monthly payments of approximately $33,395. Annual payments for the years ended December 31, 2005, 2006 and 2007 are approximately $400,740 per year.

As of December 31, 2004, the Company has executed various agreements with local vendors to provide co-location services. Co-location facilities represent network transition or aggregation points in cities and metropolitan areas. These facilities provide Telco grade services and spaces for either a single rack cabinet within which the Company installs its equipment or rooms within which the Company installs multiple rack cabinets. The Company has paid deposits with these vendors of $3,950 as of December 31, 2004. The contracts require monthly payments of approximately $18,145. Remaining payments on the contracts are approximately $173,440 for the year ended December 31, 2005.

During the year ended December 31, 2004, the Company entered into a one-year rental agreement for office space in Vancouver, B.C. The Company paid a security deposit of $1,456 and approximately $16,355 in rent expense for twelve months. The Company is in the process of reviewing this agreement for 2005 with no significant changes being anticipated.

NOTE 7 - PROVISION FOR TAXES

At December 31, 2004 and 2003, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $455,000 and $95,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2004 and 2003. The change in the allowance account from December 31, 2004 to December 31, 2003 was $360,000 which is attributed to operating expenses.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

The significant components of the deferred tax asset at December 31, 2004 and 2003 were as follows:

                                                December 31,        December 31,
                                                   2004                2003
                                                -----------         -----------

     Net operating loss carryforwards           $ 1,337,300         $   280,000
                                                ===========         ===========

     Deferred tax asset                         $   455,000         $    95,000
                                                ===========         ===========
     Deferred tax asset valuation allowance     $  (455,000)        $   (95,000)
                                                ===========         ===========

At December 31, 2004 and 2003, the Company has net operating loss carryforwards of approximately $1,337,300 and $280,000, respectively, which will expire in the years 2021 through 2024.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income.

The Tax Reform Act of 1986 substantially changed the rules relative to the use of net operating losses and general business credit carryforwards in the event of an "ownership change" of a corporation. The Company has issued additional shares of common stock, which may have resulted in restrictions on the future use of net operating losses and tax credit carryforwards generated before an ownership change. The effect of such change has not been determined.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has a related party trade payable for advances from shareholders totaling $1,382 as of December 31, 2004. These advances are unsecured, non-interest bearing and are payable upon demand. Subsequent to December 31, 2004, the entire amount was repaid.

During the year ended December 31, 2004, the Company paid $15,972 for prepaid software subscriptions to a related company, whose chairman is also chairman of MidNet.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

NOTE 9 - PREPAID EXPENSES

Prepaid expenses consist of the following:

                                                         December 31,
                                                  -------------------------
                                                    2004             2003
                                                  --------         --------
     Prepaid legal & accounting fees              $ 12,935         $ 25,000
     Prepaid consulting services                        --          195,500
     Prepaid subscriptions                          15,972               --
     Other prepaid expenses                          8,912               --
                                                  --------         --------
     Total                                        $ 37,819         $220,500
                                                  ========         ========

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

                                                         December 31,
                                                  -------------------------
                                                    2004             2003
                                                  --------         --------
     Computer Equipment                           $ 87,604         $ 11,081
     Leasehold improvements                         10,285               --
                                                  --------         --------
     Total                                          97,889           11,081
     Accumulated depreciation                      (24,441)          (5,015)
                                                  --------         --------
     Net Property & Equipment                     $ 73,448         $  6,066
                                                  ========         ========

NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company's accounting is in accordance with Financial Accounting Standards Board No. 123 and EITF 96-18A in recording warrants and stock options. The Company uses fair value base method of accounting for employee stock options or similar instruments. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company does not have a stock option plan approved by its shareholders.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

As of December 31, 2004, the Company has granted various directors and non-directors options to purchase shares as follows:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                      ------     --------------
Outstanding at January 1, 2003                         700,000     $   0.50
Granted                                                560,000         0.50
Exercised or expired                                        --        --
                                                    ----------     --------
Outstanding and exercisable at December 31,2003      1,260,000     $   0.50
                                                    ----------     --------
Granted                                                     --        --

Exercised or expired                                        --        --
                                                    ----------     --------
Outstanding and exercisable at December 31, 2004     1,260,000     $   0.50
                                                    ==========     ========

Weighted average fair value of options granted
during the period ended December 31, 2004                          $     --
                                                                   ========

As of December 31, 2004, the Company's options had the following expiration dates:

                                                 Exercise
                                                  Prices
Date of Grant            Options Granted       (#)($/share)      Expiration Date
-------------            ---------------       ------------      ---------------
3/4/2002                    500,000               0.50              3/04/2009
6/15/2002                   200,000               0.50              6/15/2009
2/12/2003                   560,000               0.50              2/12/2010
                          ---------
Total Options Granted     1,260,000
                          =========

During the year ended December 31, 2004, the Company issued warrants in two separate issuances of 10,000 each (20,000 in total) to purchase up to 20,000 shares of the Company's restricted common stock with an exercise price of $2.45 per share for 10,000 of the warrants and $2.52 per share for the remaining 10,000 warrants. The warrants have a two-year term and expire in 2006. The warrants were issued to a third party in exchange for services rendered.

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 2.5%, volatility is 61.5%, and expected life is 2 years.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

During the year ended December 31, 2003, the Company issued warrants to purchase up to 2,000,000 shares of the Company's restricted common stock, at an exercise price of $0.75 per share. As of December 31, 2004, all of the warrants have been exercised resulting in net proceeds to the Company of $1,500,000.

NOTE 12 - SUBSEQUENT EVENTS

WORLD ACCESSIBILITY MARKETPLACE INC.
Effective March 3, 2005, MidNet entered into an agreement with a related entity, World Accessibility Marketplace Inc. ("World Accessibility"), whereby MidNet will provide hardware fingerprinting or registration services to World Accessibility. The registration services will allow certain telecommunications devices marketed by World Accessibility to operate over MidNet's digital communications system known as The Middle Network. The agreement provides a flat rate fee of $4 (Canadian) for each device registered. Under the agreement, MidNet is required to register a minimum of 300,000 devices during the calendar year 2005.

Mr. Tilo Kunz, chairman of MidNet, currently serves as the chairman of World Accessibility. Mr. Kunz's father indirectly owns 50% of the total outstanding equity in World Accessibility. Mr. Kunz devotes nominal time to the business of World Accessibility.

THE LINEAR GROUP LLC
Effective February 24, 2005, MidNet entered into an agreement with The Linear Group LLC (hereinafter "Linear"). Linear will provide various investment banking services, investors' communications, and public relations services with industry analysts, existing shareholders, brokers, dealers and other professionals. The agreement has a term of one year and may be canceled by either party for any reason during the first ninety days. Upon execution of the agreement, consideration paid to Linear included $5,000 in cash, 250,000 shares of the Company's common stock and 400,000 stock options to acquire 400,000 shares of common stock. The stock options have a term of three years and include certain registration rights. Half of the options are exercisable at $2.00 per share and the other half are exercisable at $3.00 per share. In addition, the Company is obligated under the agreement to pay Linear $5,000 cash per month and issue another 250,000 shares of common stock 90 days after execution of the agreement.

LIGHTNING MEDIA
Effective February 8, 2005, MidNet entered into an agreement with Lightning Media, a Los Angeles based company, to provide private digital network services for the secure transport of media data over MidNet's digital communications system known as The Middle Network. The agreement provides a minimum usage fee of $1,000 per month and has a term of one year beginning March 9, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Yes.

On July 22, 2004, Registrant retained Williams & Webster, P.S., Certified Public Accountant as its auditor for the year ending December 31, 2004.

During the two previous fiscal years, the auditor, ARMANDO C. IBARRA, Certified Public Accountant, expressed no adverse opinion, nor was any audit qualified or modified. There were no disagreements of any kind between MidNet, Inc. (formerly TUGBOAT INTERNATIONAL, INC.) and its auditor.

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

(a) DIRECTORS AND EXECUTIVE OFFICERS AS OF DECEMBER 31, 2004

        Name             Age                     Position
        ----             ---                     --------
   Peter Fentiman        60     Director, President and Chief Executive Officer
   Tilo Kunz             38     Director
   Ruedi Aschwanden      47     Director
   Ken Fasnacht          45     Chief Financial Officer, Secretary and Treasurer
   Tom Locke             54     Executive Vice President of Strategic Planning

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

Ruedi Aschwanden has been a Director, Chief Technology Officer of MidNet since December 11, 2003. Mr. Aschwanden has also served as a Director and Chief Technology Officer of MidNet's wholly owned subsidiary, MidNetNV, since January 2002. Prior to joining MidNetNV, since 1998, Mr. Aschwanden was a business and technology consultant for high-tech startups and technical service providers in the entertainment industry. Mr. Aschwanden's consulting engagements included:
Project Officer (Telecoms) for HSBC Canada, where he was involved in designing the telecommunications infrastructure for head offices, branch offices and data centers; working as a Systems Programmer on mainframe computers for Union Bank of Switzerland (UBS) in Zurich, where he designed and implemented a telecommunications performance measurement and load test system. As an Electronics Engineer, he created various analog and digital devices and microprocessor controlled control systems for the audio recording and video post production industry, as well as a test program for the alarm system in two nuclear power plants. Mr. Aschwanden also served as a technical consultant to Tech-Catalyst Ventures. Mr. Aschwanden received a Masters degree in Business Administration from the Simon Fraser University of Vancouver, BC, in 1996.

Messrs. Kunz and Aschwanden both served as officers and directors for Konnect Corp., a private Delaware corporation, was a 50/50 joint venture formed in June 2000 between Condor Capital, Inc., a publicly traded Nevada corporation, and Tech-Catalyst Ventures, Inc., a private British Columbia corporation.
Messrs. Kunz and Aschwanden provided consulting services to Tech-Catalyst. Neither of them were shareholders, directors or officers of Tech-Catalyst. Konnect Corp. was formed to develop and implement a real-time, interactive digital data network. Pursuant to the joint venture, Condor Capital was to provide all financing necessary for the venture and Tech-Catalyst was to provide the technical expertise to develop and implement the proposed network. Condor Capital failed to provide the financing necessary for the venture, and as a result the joint venture project was abandoned by the parties. Konnect Corp. never conducted any operations nor developed any technologies. Subsequent to the dissolution and abandonment of the project by the parties in early 2001, and subsequent to their resignation of their Officer and Director positions in April 2001 and February 2001, Messrs. Kunz and Aschwanden engaged in their respective independent third-party consulting activities. Messrs Kunz and Aschwanden's consulting activities for Tech-Catalyst ended with their respective resignations from Konnect Corp. In January 2002, Messrs. Kunz and Aschwanden, together with Mr. Fentiman formed MidNet, Inc., a Nevada corporation, and commenced development of the business now call The Middle Network((SM)).

Ken Fasnacht has been the Chief Financial Officer of the Company since May 2004. Mr. Fasnacht is a certified public accountant with more than 20 years of finance, accounting and tax experience in private and public companies. After graduating from the University of Houston with a BBA in Accounting, he joined KPMG Peat Marwick's Houston office where he specialized in corporate and international tax. Subsequent assignments with KPMG included a posting to the London, England office and then later Atlanta, Georgia where he assisted in developing the firm's international practice in the southeast.

Mr. Fasnacht moved to the media and entertainment industry joining Turner Broadcasting System in Atlanta and then started a consulting practice serving companies such as The Weather Channel and Hallmark Entertainment. Recent experience includes the position of CFO for a high technology start-up company that developed a web-based point-of-sale system for the hospitality industry and Director of Finance for a casino, managing and overseeing the turnaround of the company's finance and accounting functions. Mr. Fasnacht resigned his position as CFO with MidNet effective March 14, 2005 and has been replaced on an interim basis by Tom Locke, Executive Vice President of Strategic Planning.

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

ITEM 10. EXECUTIVE COMPENSATION

No executive officer had annual compensation in excess of $100,000 during the two year period ending December 31, 2004.

                           SUMMARY COMPENSATION TABLE

MidNet paid $60,000 in salary to Mr. Peter Fentiman, Chief Executive Officer, during the year ended December 31, 2004. No compensation was paid by MidNet to the Chief Executive Officer during the prior two fiscal years.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                        % of Total      Exercise
                                          Options        Options         Prices      Expiration
     Name/Position (a)                  Granted(#)(b)    Granted       ($/share)        Date
     -----------------                  -------------    -------       ---------        ----
Tom Locke, Exec. V.P.
Strategic Planning                        500,000         39.7%           0.50        3/04/2009

Robert Mackay, former officer             200,000         15.9%           0.50        6/15/2009

Curtis Staples, Exec. V.P. Business
Development, former Advisory Board
member                                    250,000         19.8%           0.50        2/12/2010

Dr. Panos Nasiopoulos, Advisory
Board                                     210,000         16.6%           0.50        2/12/2010

Jack Leigh, Advisory Board                 50,000          4.0%           0.50        2/12/2010

Roger Jones, Advisory Board                50,000          4.0%           0.50        2/12/2010

All Optionees                           1,260,000          100%           0.50        (c)

----------
(a) We did not grant any stock options to our Chief Executive Officer or other most highly compensated executive officers during the last two fiscal years ended December 31, 2003 and December 31, 2004.
(b) On December 11, 2003, in connection with its merger with MidNetNV, the Company granted (a) its Advisory Board members (b) a former officer of MidNetNV and (c) a consultant to the Company, options to purchase a total of 1,260,000 shares of the Company's restricted Common Stock, at an exercise price of $.50 per share. These options were exchanged for the outstanding MidNetNV options that were previously issued to these individuals.
(c) No other options were granted for the fiscal year ended December 31, 2004. See expiration date above for each individual.

We consider the terms of the foregoing option transactions to be fair and reasonable to both us and respective parties involved. All option grants, including exercise prices, were the result of arms-length negotiations between the parties.

Although the Board of Directors approved the creation of a stock option plan, no plan was actually prepared or implemented. Nevertheless, although a stock option plan was not in existence, the Board of Directors issued stock options to the individuals named in the above table to acquire 1,260,000 shares of the Company's restricted common stock.

OPTION EXERCISES.

None of the option holders have exercised options to purchase shares of common stock as of March 15, 2005.

                            COMPENSATION OF DIRECTORS

The directors of MidNet are not compensated for their services although such directors may from time to time be awarded options or other incentives by MidNet. However, directors will be reimbursed for their out-of-pocket expenses incurred in connection with their attendance at Board meetings.

                            CONTRACTUAL ARRANGEMENTS

On December 11, 2003, MidNet assumed MidNetNV's written consultant contract with Tom Locke, an officer of MidNet. Mr. Locke receives a monthly salary of US$5,000.00 for his services, which are focused primarily on positioning and branding MidNet's services. This contract, which was updated as of January 1, 2005, may be terminated at any time upon 30 days' notice by either party. This contract is being paid on a month-to-month basis.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2004, of MidNet's common stock (a) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, and (b) by each of the directors, by all executive officers and by the directors as a group. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

(a) Security Ownership of Certain Beneficial Owners

None.

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

Common            Tom Locke (1)                      500,000       Direct-3.5%
                  2930 Yukon Street.
                  Vancouver, B.C.
                  Canada V5Y 3R3

All Officers and Directors as a
 Group (Approx.) (4 Individuals)      Common       7,844,000       Direct 57%
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

(c) Changes in Control.

There are currently no arrangements which would result in a change in control of the Company.

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

There are no arrangements, known to the registrant, the operation of which may, at a subsequent date, result in a change in control of registrant. As of the merger, four (4) of the management personnel (Messrs. Fentiman, Kunz, Aschwanden and Locke) had direct beneficial ownership and voting control of 57% of the total issued and outstanding shares of MidNet's Common Stock.

Subsequent to December 31, 2003 certain holders of warrants have purchased 2,000,000 shares of MidNet's restricted common stock by exercising their warrants at a price of $.75 per share. Based upon this exercising of warrants the Company received a total of $1,500,000. None of the warrants were held by affiliates of the registrant. Under the terms of the Warrant Agreement, MidNet has, at its sole expense, registered the shares acquired by exercise of the Warrants.

Based on the independent contractor agreements they have with the Company, commencing February 1, 2004, Mssrs. Fentiman, Kunz and Aschwanden, who are officers and directors of the Company, received compensation of $2,500.00 per month. They receive no compensation for their respective services as officers and directors, per se. Effective March 1, 2004, Mssrs. Fentiman, Kunz and Aschwanden became employees of the company and now receive an annual compensation of approximately $60,000 per annum.

The following individuals are, or were, considered promoters of the Company:

                                                                                               Consideration received
Name                 Position                         Consideration Received (a)                  by Company (b)
----                 --------                         --------------------------                  --------------
Peter Fentiman       Director, President        2,448,000 shares of common stock and 100,000     Cash and services
                     and Chief Executive        shares of preferred stock were issued in
                     Officer                    exchange for cash consideration

Tilo Kunz            Director, Chairman,        2,448,000 shares of common stock and 100,000     Cash and services
                     Chief Operating Officer    shares of preferred stock were issued in
                                                exchange for cash consideration

Ruedi Aschwanden     Director, Chief            2,448,000 shares of common stock and 100,000     Cash and services
                     Technology Officer         shares of preferred stock were issued in
                                                exchange for cash consideration

Christos Papadimas   Previous Director,         5,000,000 shares of common stock were issued     Cash and services in the
                     President & Secretary      in exchange for cash consideration               organization of the Company
                                                                                                 at inception

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

Dated this 31st day of March, 2005


                           By: /s/ Tom Locke
                              --------------------------------------
                              Tom Locke
                              Chief Financial Officer, and Treasurer
                              (Principal financial and chief accounting officer)