Form 10QSB
period 2005-03-31
MIDNET INC
filed 2005-05-20
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 134

                  For the quarterly period ended March 31, 2005

                         Commission File Number 0-32199


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

     As of May 17, 2005 there were 15,934,335 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

     Documents incorporated by reference: None.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  March 31,            December 31,
                                                                    2005                  2004
                                                                 -----------           -----------
                                                                 (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                           $   144,242           $   509,345
  Accounts receivable                                                  2,346                 2,962
  GST receivable                                                      11,960                18,864
  Prepaid expenses                                                    31,677                37,819
      Total Current Assets                                           190,225               568,990
                                                                 -----------           -----------
PROPERTY, NET OF DEPRECIATION                                         65,544                73,448
                                                                 -----------           -----------
OTHER ASSETS
  Security deposits                                                   38,651                36,680
                                                                 -----------           -----------
 Total Other Assets                                                   38,651                36,680
                                                                 -----------           -----------
TOTAL ASSETS                                                     $   294,420           $   679,118
                                                                 ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $   137,997           $    77,777
  Related party payable                                                5,184                 1,382
  Taxes payable                                                       15,745                 5,596
                                                                 -----------           -----------
      Total Current Liabilities                                      158,926                18,298
                                                                 -----------           -----------
COMMITMENTS AND CONTINGENCIES                                             --                    --
                                                                 -----------           -----------
STOCKHOLDERS' EQUITY
  Preferred stock, 20,000,000 shares authorized, $.0001
   par value; 300,000 shares issued and outstanding                       30                    30
  Common stock, 80,000,000 shares authorized,
   $.0001 par value; 15,934,335 and 13,732,935 shares
   issued and outstanding, respectively                                1,593                 1,568
  Additional paid-in capital                                       2,522,548             1,939,997
  Accumulated other comprehensive income                             (15,890)               (9,963)
  Accumulated deficit during development stage                    (2,372,787)           (1,337,269)
                                                                 -----------           -----------
      Total Stockholders' Equity                                     135,494               594,363
                                                                 -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                        $   294,420           $   679,118
                                                                 ===========           ===========

                        See accompanying condensed notes.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                       January 16, 2002
                                                      Three months ended                 (Inception)
                                                           March 31,                          to
                                               -----------------------------------         March 31,
                                                   2005                   2004               2005
                                               ------------           ------------       ------------
                                                (unaudited)            (unaudited)        (unaudited)
REVENUES
  Subscription fees                            $         --           $         --       $      2,897
  Other                                                  --                     --             21,328
                                               ------------           ------------       ------------
      TOTAL REVENUE                                      --                     --             24,225
                                               ------------           ------------       ------------
EXPENSES
  Salaries expense                                  117,430                     --            376,715
  Bandwidth and co-location fees                    197,246                     --            362,264
  Office expense                                     21,510                 83,424            184,577
  Depreciation                                        7,449                    734             30,840
  Consulting services                               632,327                     --          1,249,340
  Professional fees                                  37,725                     --            116,791
  Marketing expense                                  21,707                     --             75,480
                                               ------------           ------------       ------------
      TOTAL OPERATING EXPENSES                    1,035,394                 84,158          2,396,008
                                               ------------           ------------       ------------
LOSS FROM OPERATIONS                             (1,035,394)               (84,158)        (2,371,782)

OTHER INCOME (EXPENSE)
  Other income                                           --                     --                 26
  Foreign Currency Exchange                            (516)                    --             (3,602)
  Interest income                                       392                     --              2,571
                                               ------------           ------------       ------------
      TOTAL OTHER INCOME (EXPENSE)                     (124)                    --             (1,005)
                                               ------------           ------------       ------------

LOSS BEFORE TAXES                                (1,035,518)               (84,158)        (2,372,787)

INCOME TAXES                                             --                     --                 --
                                               ------------           ------------       ------------

NET LOSS                                         (1,035,518)               (84,158)        (2,372,787)
                                               ------------           ------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain
  (loss)                                             (5,927)                    --            (15,890)
                                               ------------           ------------       ------------

COMPREHENSIVE NET INCOME (LOSS)                $ (1,041,445)          $    (84,158)      $ (2,388,677)
                                               ============           ============       ============
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                              $      (0.07)          $      (0.01)
                                               ============           ============
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON STOCK SHARES OUTSTANDING       15,781,557             14,541,873
                                               ============           ============

MIDNET, INC.
(Formerly Tugboat International, Inc.)
( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   Period from
                                                                                                 January 16, 2002
                                                                   Three months ended              (Inception)
                                                                        March 31,                      to
                                                              ------------------------------        March 31
                                                                 2005               2004              2005
                                                              -----------        -----------       -----------
                                                              (unaudited)        (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,035,518)       $   (84,158)      $(2,372,787)
  Depreciation                                                      7,449                734            31,890
  Adjustments to reconcile net loss to
   net cash used by operating activities:
      Common stock issued for services                            500,000            115,000           640,000
      Common stock issued for prepaid expenses                         --                 --           195,500
      Common stock warrants issued for services                        --                 --            17,411
      Options issued for services                                  82,576                 --            82,576
      (Increase) decrease in accounts receivable                      616                 --            (2,347)
      (Increase) decrease in prepaid expenses                       6,142             25,000           (31,677)
      (Increase) decrease in tax receivable                         6,904             (1,645)          (11,960)
      (Increase) decrease in security deposits                     (1,971)                --           (38,651)
      Increase (decrease) in accounts payable                      60,220              8,364           137,997
      Increase (decrease) in related party payables                 3,802                 --            30,184
      Increase (decrease) in consulting fees payable                   --           (130,000)               --
      Increase (decrease) in other payables                        10,149               (744)           15,745
                                                              -----------        -----------       -----------
        Net cash used in operating activities                    (359,631)           (67,449)       (1,331,118)
                                                              -----------        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                --             (5,047)          (97,889)
  Increase (decrease) in investments                                   --            (25,000)               --
                                                              -----------        -----------       -----------
        Net cash used in investing activities                          --            (30,047)          (97,889)
                                                              -----------        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                      --                300               300
  Common stock issued for cash                                         --          1,051,500         1,613,229
  Common stock issued for acquisition of
  subsidiary                                                           --                 --                85
  Treasury stock purchased for cash                                    --            (25,000)          (25,000)
  Subscription receivable                                              --                300                --
                                                              -----------        -----------       -----------
        Net cash provided in financing activities                      --          1,026,800         1,588,684
                                                              -----------        -----------       -----------

Net increase (decrease) in cash                                  (359,631)           929,304           159,677

Foreign currency translation gain (loss)                           (5,472)                --           (15,434)

CASH, BEGINNING OF PERIOD                                         509,345             67,074                --
                                                              -----------        -----------       -----------

CASH, END OF PERIOD                                           $   144,243        $   996,378       $   144,243
                                                              ===========        ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                               $        --        $        --       $        --
                                                              ===========        ===========       ===========
  Income tax paid                                             $        --        $        --       $        --
                                                              ===========        ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                            $   500,000        $   115,000       $   640,000
  Common stock issued for prepaid
  expenses                                                    $        --        $        --       $   195,500
  Warrants issued for services                                $        --        $        --       $    17,411
  Options issued for services                                 $    82,576        $        --       $    82,576

                                  MIDNET, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1- BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At March 31, 2005, the Company had an accumulated deficit of $2,372,787. For the three months ended March 31, 2005, the Company sustained a net loss of $1,035,518. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company's management is also currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2005, the Company issued 250,000 shares of restricted common stock for consulting services pursuant to an agreement for $500,000. The value of these shares was determined by the fair market value on the date of grant.

During the three months ended March 31, 2005, the Company granted 100,000 options to an advisory board member for future consulting services valued at $82,576. The options granted were valued using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4%, volatility of 96.7% and expected life of 7 years. The Company now has 1,360,000 options outstanding which fully expire in 2012.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2005, the Company has ongoing executed agreements with a regional telecommunications vendor and local vendors to provide private circuits and co-location services, respectively. The agreements establish connectivity between various cities in North America and local loops between customer premises and co-location facilities. The Company has paid vendor deposits in the amount of $38,651 as of March 31, 2005.

WORLD ACCESSIBILITY MARKETPLACE INC.
In the three months ended March 31, 2005, MidNet entered into an agreement with a related entity, World Accessibility Marketplace Inc. ("World Accessibility"), whereby MidNet will provide hardware fingerprinting or registration services to World Accessibility. The registration services will allow certain telecommunications devices marketed by World Accessibility to operate over MidNet's digital communications system known as The Middle Network. The agreement provides a flat rate fee of $4 for each device registered. Under the agreement, MidNet is required to register a minimum of 300,000 devices during the calendar year 2005.

Mr. Tilo Kunz, chairman of MidNet, currently serves as the chairman of World Accessibility. Mr. Kunz's father indirectly owns 50% of the total outstanding equity in World Accessibility. Mr. Kunz devotes nominal time to the business of World Accessibility.

THE LINEAR GROUP LLC
In the three months ended March 31, 2005, MidNet entered into an agreement with The Linear Group LLC (hereinafter "Linear"). Linear will provide various investment banking services, investors' communications, and public relations services with industry analysts, existing shareholders, brokers, dealers and other professionals. The agreement has a term of one year and may be canceled by either party for any reason during the first ninety days. Upon execution of the agreement, consideration paid to Linear included $5,000 in cash, 250,000 restricted shares of the Company's common stock and 400,000 stock options to acquire 400,000 shares of common stock. In addition, the Company is obligated under the agreement to pay Linear $5,000 cash per month and issue another 250,000 restricted shares of common stock 90 days after execution of the agreement. Subsequent to March 31, 2005, the Company exercised its right to cancel this agreement, within the aforementioned 90-day period. Before cancellation of the agreement, the Company issued 250,000 restricted shares of common stock with a fair market value of $500,000. All other subsequent obligations have been cancelled.

LIGHTNING MEDIA
In the three months ended March 31, 2005, MidNet entered into an agreement with Lightning Media, a Los Angeles based company, to provide private digital network services for the secure transport of media data over MidNet's digital communications system known as The Middle Network. The agreement provides a minimum usage fee of $1,000 per month and has a term of one year beginning the later of March 9, 2005 or upon client approval. Subsequent to March 31, 2005, approval of this connection was given.

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

At March 31, 2005 and December 31, 2004, the Company had net deferred tax assets of approximately $807,000 and $455,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2005 and December 31, 2004. The significant components of the deferred tax asset at March 31, 2005 and December 31, 2004 were as follows:

                                                   March 31,        December 31,
                                                     2005              2004
                                                 -----------       -----------

     Net operating loss carryforward             $ 2,373,000       $ 1,337,000
                                                 ===========       ===========
     Deferred tax asset                          $   807,000       $   455,000
                                                 ===========       ===========
     Deferred tax asset valuation allowance      $  (807,000)      $  (455,000)
                                                 ===========       ===========

At March 31, 2005 and December 31, 2004, the Company has net operating loss carryforwards of approximately $2,373,000 and $1,337,000, respectively, which expire in the years 2021 through 2024. The change in the allowance account from December 31, 2003 to September 30, 2004 was $352,000.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a related party trade payable for advances from shareholders totaling $5,184 as of March 31, 2005. These advances are unsecured, non-interest bearing and are payable upon demand.

In March 2005, the Company entered into a contract with World Accessibility Marketplace Inc., which has an officer in common with MidNet, Inc. (See Note 4)

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                 March 31,          December 31,
                                                   2005                2004
                                                 --------            --------
     Property and Equipment                      $ 97,423            $ 97,889
     Accumulated depreciation                     (31,879)            (24,441)
                                                 --------            --------
     Net Property & Equipment                    $ 65,544            $ 73,448
                                                 --------            --------

NOTE 8 - STOCK OPTIONS AND WARRANTS

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

As  of  March  31,  2005,  the  Company  has  granted   various   directors  and
non-directors options to purchase shares as follows:

                                                                Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------

Outstanding at January 1, 2004                     1,260,000         $  0.50
Granted                                                   --              --
Exercised or expired                                      --              --
                                                   ---------         -------
Outstanding and exercisable at December 31,2004    1,260,000         $  0.50
Granted                                              100,000            1.00

Exercised or expired                                      --              --
                                                   ---------         -------
Outstanding and exercisable at March 31, 2005      1,360,000         $  0.54
                                                   =========         =======

Weighted average fair value of options granted
 during the period ended March 31, 2005                              $  0.83
                                                                     =======

As of March 31, 2005, the Company's options had the following expiration dates:

          Date of       Options           Per share         Expiration
          Grant         Granted         Exercise Price         Date
          -----         -------         --------------         ----
          3/2005        100,000            $ 1.00             3/2012
          2/2003        560,000            $ 0.50             2/2010
          6/2002        200,000            $ 0.50             6/2009
          3/2002        500,000            $ 0.50             3/2009
                     ---------
     Total Options
     Granted         1,360,000
                     =========

During the three months ended March 31, 2005, the Company granted 100,000 options to an advisory board member for consulting services valued at $82,576. The options granted were valued using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4%, volatility of 96.7% and expected life of 7 years. At March 31 2005, the Company has 1,360,000 options outstanding which fully expire in 2012.

NOTE 9 - SUBSEQUENT EVENTS

STOCK SUBSCRIPTION OFFER

On April 25, 2005, the Company initiated an offering for a total of 1,500,000 shares at a price of $0.60 per share. There is no minimum number of shares that must be sold and the proceeds will be used as working capital at the discretion of the Company.

UNILOC AGREEMENT

On May 2, 2005, MidNet signed a term sheet with California-based Uniloc USA Inc., wherein Uniloc's patented "Digital DNA" fingerprinting technology, which uniquely identifies specific devices, will allow MidNet to authenticate all communications devices being used on The Middle Network. Uniloc's technologies are designed to enhance the secure and private transmission of data over The Middle Network.

Uniloc's device authentication system, NetAnchor(TM), allows application service providers (ASPs) who conduct business over The Middle Network to secure all data transmissions by limiting content access to specific communications devices (e.g., videophones, voice-over-ip (VOIP) phones, video-on-demand and video streaming equipment, and PCs equipped with microphones, speakers and webcams). This system will facilitate critical copyright control and anti-piracy measures.

The Uniloc NetAnchor(TM) system is designed as a core component of MidNet's device registration database, which is expected to include more than 500,000 digital communications devices within the next year. Uniloc has committed that its system will be able to accommodate the registration of over 6 million communications devices on the Middle Network within 5 years. MidNet expects the integration of the Uniloc system to be completed within 90 days.

RENTAL AGREEMENT

The Company entered into a one-year rental agreement for office space in Vancouver, B.C. effective April 1, 2005. The Company will pay approximately $1,630 (CAD $1,970) on a monthly basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with the audited Financial Statements as of December 31 2004 and the unaudited Consolidated Financial Statements for the quarter ended March 31 2005.

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

MidNet is a development stage company without established revenues. It is unable to satisfy cash requirements without financial support or other funding. The Company anticipates, but has no assurance, that it will meet its cash requirements for the foreseeable future from revenues from proposed operations and through raising sufficient funds through the capital markets to fulfill the goals of its business plan.

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

RESULTS OF OPERATIONS

MidNet is a development stage company without established revenues. It is classified as a development stage company because its principal activities involve seeking and developing business activities and commencing operations.

MidNet, on a consolidated basis, incurred losses of $1,067,317 for the year ended December 31, 2004. In the first quarter of 2005, the Company incurred consolidated net losses of $1,035,518 as compared to losses of $84,158 for the same period in 2004. The Company, on a consolidated basis, had nominal revenues in 2004 of $2,987 which were revenues from operations. There were no revenues from operations in the first quarter of 2005. The expenses incurred by the Company to date have been mainly administrative, accounting, legal and consulting fees. These totaled $843,606 for the year ended December 31, 2004, $816,441 for the quarter ended March 31, 2005 and $84,158 for the quarter ended March 31 2004. Included in the figure of $816,441 is an amount of $500,000 which relates to the value of 250,000 restricted shares issued for consulting services on February 24, 2005 and an amount of $82,576 for stock-based compensation upon the issuance of stock options for future consulting services on March 31 2005. In addition, following the completion of the rollout of the initial network configuration in the second half of 2004, the Company incurred bandwidth and co-location fees of $165,018 and $197,246 for the periods ending December 31, 2004 and March 31, 2005 respectively. The Company further incurred marketing expenses of $53,773 and $21,707 for the periods ending December 31, 2004 and March 31, 2005 respectively. Since 2002, MidNet has incurred cumulative net losses of approximately $2,373,000.

Through the quarter ended March 31 2005, MidNet has signed various agreements for bandwidth (i.e., private intercity circuits and local loops) and co-location facilities. The bandwidth agreements include the local loops for the Company's initial customers in Vancouver and private circuit access which will link Vancouver, Los Angeles, Toronto, Calgary, Edmonton, Houston and Denver. These circuits have been or are currently being activated. The co-location agreements provide aggregation points which will allow MidNet to establish metropolitan area networks in all seven cities.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

MidNet has completed its initial network rollout but management does not believe that the proposed current operations will be able to provide sufficient revenues to meet operating costs and future expansion. MidNet is making plans based on the assumption it will continue as a going concern and, as a result, has put forth a stock subscription offer at $.60 per share up to a total of 1,500,000 shares. However, there is no assurance that the Company will be successful in this undertaking. Consequently, MidNet may be unable to satisfy cash requirements without financial support or other funding.

As of March 31 2005, MidNet has approximately $144,000 cash on hand.

In December 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted common stock prior to December 19 2004 at an exercise price of $0.75 per share. As of December 31, 2004, all the warrants had been exercised resulting in net proceeds to the Company of $1,500,000. As of March 31 2005, there are no warrants outstanding.

Until such time as the proposed business is sufficiently developed, MidNet does not expect to have any significant revenues from operations. It anticipates that, if its business plan becomes fully operational, it will generate sufficient revenues to maintain operations. There is no assurance that MidNet will be successful in selling telecommunications services metered in gigabyte units or otherwise generating revenues. To augment its selling of telecommunication services, the Company has entered into agreements with Lightning Media and World Accessibility.

Effective February 8, 2005, MidNet entered into an agreement with Lightning Media, a Los Angeles based company, to provide private digital network services for the secure transport of media data over MidNet's digital communications system known as The Middle Network. This agreement provides a minimum usage fee of $1,000 per month for a period of one year commencing on the later of March 9 2005 or upon client approval of the circuit connection. Approval of this connection took place in April 2005.

Effective March 3, 2005, MidNet entered into an agreement with a related entity, World Accessibility Marketplace Inc. ("World Accessibility"), whereby MidNet will provide hardware fingerprinting or registration services to World Accessibility. The registration services will allow certain telecommunications devices marketed by World Accessibility to operate over MidNet's digital communications system known as The Middle Network. The agreement provides a flat rate fee of $4 for each device registered. Under the agreement, MidNet is required to register a minimum of 300,000 devices during the calendar year 2005.

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

CAPITAL EXPENDITURES

PLANT AND SIGNIFICANT EQUIPMENT. Over the next twelve months, MidNet plans to lease or purchase various electronic equipment required for rollout of the network. The projected cost of this equipment is approximately $660,000.
Equipment to be leased or purchased includes: network switches, servers, computers and other technological devices. The total to be expended on equipment over the next twelve months is only an estimate and is subject to customer demand of The Middle NetworkSM. If customer demand is weak, equipment costs will likely be less; if customer demand is strong, projected equipment costs could be higher. There are currently no plans to purchase any plant or other significant equipment.

SHORT TERM GOALS

During the period ended December 31 2004, the Company commenced rollout of The Middle NetworkSM. MidNet's plan of operations over the next 12 months is to continue the marketing and delivery of our network services to our anticipated customers, consistent with its business plan. MidNet is classified as a development stage company because its principal activities involve seeking and developing business activities and commencing operations. MidNet plans to generate revenue by charging customers to send and receive data over The Middle NetworkSM. This will include sending and receiving "digital" packages (e.g., digital videos and movies), video conferencing and customers using The Middle NetworkSM as their private company network. Data is measured, and will be billed, in gigabytes. Pricing is designed to be competitive with traditional shipping services (such as FedEx). The amount charged per gigabyte will vary depending on a number of factors including:

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

The initial phase of operations included what the Company believes to be the three key media centers (Toronto, Vancouver and Los Angeles), and four key oil & gas centers (Edmonton, Calgary, Denver and Houston). During this phase, MidNet established connectivity between and within these cities by entering into agreements with various telecommunication companies for local loops and intercity private circuits (i.e., bandwidth). These cities were then connected through co-location facilities which act as hubs for each metropolitan area network. MidNet rents space in the co-location facilities and installed network switches to facilitate connection to the leased circuits.

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

For the year ending December 31, 2005, the Company anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and vendor pricing):

     Bandwidth and co-location (1)                $  870,000
     Personnel costs (2)                          $1,080,000
     Sales and marketing (3)                      $  390,000
     Equipment purchased or leased (4)            $  660,000
                                                  ----------
     Total                                        $3,000,000
                                                  ==========

Over the last two years, MidNet has spent approximately $300,000 relating to research and development in the form of equipment (approximately, $100,000), salaries ($120,000) and related expenses (approximately $80,000). We expect to incur $200,000 in research and development costs over the next twelve months.

     (1) Includes installation and usage of the private circuits we lease and the co-location facilities. Approximately 60% of this total relates to bandwidth with the remaining 60% attributable to the co-location facilities.
     (2) Represents costs associated with employees such as compensation, taxes, and benefits and subcontractors.
     (3) Includes items such as advertising, marketing materials (e.g., brochures), designing, updating and maintaining the MidNet websites, and training materials.
     (4) Includes network switches, servers, computers and other technological devices.

Funds spent from date of inception through March 31 2005 on sales and marketing include the following approximate amounts:

     Sales and marketing staff                    $103,000
     Website and training materials               $ 12,000
     Other sales and marketing costs              $ 63,500
                                                  --------
     Total                                        $178,500
                                                  ========

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

NUMBER OF EMPLOYEES

As of March 31, 2005, MidNet had a total of 6 full time employees. In addition, the Company had 3 independent contractors working approximately 35 to 40 hours per week. Over the next twelve months, MidNet projects hiring another 10 to 20 employees. None of the Company's employees are members of or represented by unions or collective bargaining agreements.

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

In addition, MidNet has no credit facility or other committed sources of capital. It may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet future capital requirements, MidNet may have to raise additional funds to continue operations. There can be no assurance that the funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in substantial dilution to shareholders.

The Company's website can be found at: www.midnetinc.com

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

ITEM 3. CONTROLS AND PROCEDURES

We, the Company, maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial

Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management's desired controls and procedures objectives.

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

ITEM 2. CHANGES IN SECURITIES

On April 8, 2004, MidNet filed a Form SB-2, Registration Statement under the Securities Exchange Act of 1933, to register 4,436,335 shares of common stock (subsequently amended to 4,501,335) with a par value of $0.0001 per share. Amendments to Form SB-2 were filed on July 12th, September 9th and October 14th, 2004. On January 11, 2005 the Registration Statement was approved. MidNet did not receive any proceeds from the offering. Before the offering MidNet had 15,334,335 shares of common stock outstanding. After the offering MidNet had 15,334,335 shares of common stock outstanding which was increased to 15,684,335 by December 31 2004 on the exercise of 350,000 warrants.

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

Effective February 24, 2005, the Company issued 250,000 shares of restricted common stock valued at $2.00 per share for consulting services.

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

(b) Reports on Form 8-K

During the quarter ended March 31, 2005, we filed the following reports on Form 8-K and Form 8-K/A:

    Date Form Filed              Form and Item(s) Reported
    ---------------              -------------------------
    February 11 2005            Form 8-K Items 1.01 and 9.01
    February 28 2005            Form 8-K Item  1.01
    March 9 2005                Form 8-K Items 1.01 and 9.01
    March 18 2005               Form 8-K Item  5.02

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MidNet, Inc.


Date: May 17, 2005                      By: /s/Tom Locke
                                           -------------------------------------
                                           Tom Locke
                                           Chief Financial Officer and Treasurer
                                           (Principal financial and chief
                                           accounting officer)