Form 10-Q
period 2005-06-30
MIDNET INC
filed 2005-08-19
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 134


                  For the quarterly period ended June 30, 2005

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

     As of August 18, 2005 there were 16,930,985 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: None.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   June 30,             December 31,
                                                                     2005                  2004
                                                                  -----------           -----------
                                                                  (unaudited)
ASSETS

CURRENT ASSETS
   Cash                                                           $    23,141           $   509,345
   Accounts receivable                                                  1,000                 2,962
   GST receivable                                                      12,931                18,864
   Prepaid expenses                                                    97,373                37,819
                                                                  -----------           -----------
      Total Current Assets                                            134,445               568,990
                                                                  -----------           -----------

PROPERTY, NET OF DEPRECIATION                                          58,812                73,448

OTHER ASSETS
   Security deposits                                                   38,226                36,680
                                                                  -----------           -----------
      Total Other Assets                                               38,226                36,680
                                                                  -----------           -----------

      TOTAL ASSETS                                                $   231,484           $   679,118
                                                                  ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $   177,908           $    77,777
   Related party payable                                               29,428                 1,382
   Taxes payable                                                       11,147                 5,596
                                                                  -----------           -----------
      Total Current Liabilities                                       218,484                84,755
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES                                              --                    --
                                                                  -----------           -----------

STOCKHOLDERS' EQUITY
   Preferred stock, 20,000,000 shares authorized, $.0001
    par value; 300,000 shares issued and outstanding                       30                    30
   Common stock, 80,000,000 shares authorized,
    $.0001 par value 16,684,335 and 15,684,335 shares
    issued and outstanding, respectively                                1,668                 1,568
   Additional paid-in capital                                       3,956,964             1,939,997
   Subscriptions received                                             196,990                    --
   Accumulated other comprehensive income                              48,533                (9,963)
   Accumulated deficit during development stage                    (3,191,185)           (1,337,269)
                                                                  -----------           -----------
      Total Stockholders' Equity                                       13,000               594,363
                                                                  -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                   $   231,484           $   679,118
                                                                  ===========           ===========

        See accompanying condensed notes to interim financial statements

MIDNET INC.
(formerly Tugboat International, Inc.)
A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                                    Period from
                                                                                                                  January 16, 2002
                                                     Three Months Ended               Six Months Ended              (Inception)
                                                --------------------------        --------------------------             to
                                                June 30,          June 30,        June 30,          June 30,          June 30,
                                                 2005              2004            2005              2004              2005
                                             ------------      ------------    ------------      ------------      ------------
                                              (unaudited)       (unaudited)     (unaudited)       (unaudited)       (unaudited)
REVENUES                                     $      1,000      $         --    $      1,000      $         --      $     25,225
                                             ------------      ------------    ------------      ------------      ------------
EXPENSES
  Salaries expense                                105,298            64,383         224,003            64,383           483,288
  Bad debt expense                                  2,297                --           2,297                --             2,297
  Bandwidth and co-location fees                  153,240                --         350,485                --           515,503
  Office expense                                   29,999            40,395          50,234            53,911           213,301
  Depreciation                                      7,365             4,135          14,814             4,869            38,205
  Consulting services                             496,118            48,619       1,128,445            83,082         1,745,457
  Professional fees                                14,096            23,110          51,821            52,362           130,887
  Marketing expense                                11,059             6,083          32,766            12,276            86,539
                                             ------------      ------------    ------------      ------------      ------------
      TOTAL OPERATING EXPENSES                    819,472           186,725       1,854,865           270,883         3,215,479
                                             ------------      ------------    ------------      ------------      ------------

LOSS FROM OPERATIONS                             (819,472)         (186,725)     (1,853,865)         (270,883)       (3,190,254)

OTHER INCOME (EXPENSE)
  Other income                                         --                --              --                --                26
  Foreign currency exchange                             4                --            (512)               --            (3,598)
  Interest income                                      69                --             461                --             2,640
                                             ------------      ------------    ------------      ------------      ------------
      TOTAL OTHER INCOME (EXPENSE)                     73                --             (51)               --              (930)
                                             ------------      ------------    ------------      ------------      ------------

LOSS BEFORE TAXES                                (818,399)         (186,725)     (1,853,916)         (270,883)       (3,191,185)

INCOME TAXES                                           --                --              --                --                --
                                             ------------      ------------    ------------      ------------      ------------

NET LOSS                                         (818,399)         (186,725)     (1,853,916)         (270,883)     $ (3,191,185)
                                             ------------      ------------    ------------      ------------      ------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)         64,423             2,002          48,533             2,002            48,533
                                             ------------      ------------    ------------      ------------      ------------

COMPREHENSIVE NET LOSS                       $   (753,976)     $   (184,723)   $ (1,805,383)     $   (268,881)     $ (3,152,615)
                                             ============      ============    ============      ============      ============
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                            $      (0.05)     $      (0.01)   $      (0.11)     $      (0.02)
                                             ============      ============    ============      ============
BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON STOCK SHARES OUTSTANDING      16,117,668        15,219,335      15,949,528        14,636,272
                                             ============      ============    ============      ============

        See accompanying condensed notes to interim financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                      Period from
                                                                                                    January 16, 2002
                                                                 Six months ended June 30,          (Inception) to
                                                              -------------------------------           June 30,
                                                                 2005                2004                2005
                                                              -----------         -----------         -----------
                                                              (unaudited)         (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(1,853,916)        $  (270,883)        $(3,191,185)
  Depreciation                                                     14,814               4,869              39,256
  Adjustments to reconcile net loss
   to net cash used by operating activities:
     Bad debt expense                                               2,297                  --               2,297
     Common stock issued for services                             867,500             115,000             982,500
     Common stock issued for prepaid expenses                          --                  --             195,500
     Common stock warrants issued for services                         --                  --              17,411
     Options issued for services                                  149,566                  --             149,566
     (Increase) decrease in accounts receivable                     1,962                  --              (1,000)
     (Increase) decrease in prepaid expenses                      (59,554)             23,375             (97,373)
     (Increase) decrease in tax receivable                          5,933              (6,402)            (12,931)
     (Increase) decrease in security deposits                      (1,546)            (19,336)            (38,226)
     Increase (decrease) in accounts payable                      100,131              (3,073)            177,908
     Increase (decrease) in related party payables                 28,046              16,479              54,428
     Increase (decrease) in consulting fees payable                    --                  --                  --
     Increase (decrease) in other payables                          5,551                (333)             11,147
                                                              -----------         -----------         -----------
  Net cash used in operating activities                          (739,216)           (139,638)         (1,710,702)
                                                              -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                --             (66,180)            (97,889)
  Increase (decrease) in investments                                   --                  --                  --
                                                              -----------         -----------         -----------
  Net cash used in investing activities                                --             (66,180)            (97,889)
                                                              -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                      --                 300                 300
  Common stock issued for cash                                         --           1,051,500           1,613,229
  Common stock issued for acquisition of subsidiary                    --                  --                  85
  Treasury stock purchased for cash                                    --             (25,000)            (25,000)
  Subscriptions received                                          196,990                  --             196,990
                                                              -----------         -----------         -----------
  Net cash provided by financing activities                       196,990           1,026,800           1,785,674
                                                              -----------         -----------         -----------
Net increase (decrease)  in cash                                 (542,226)            820,982             (22,917)

Foreign currency translation gain (loss)                          (56,022)              2,002              46,059

CASH, BEGINNING OF PERIOD                                         509,345              67,074                  --
                                                              -----------         -----------         -----------
CASH, END OF PERIOD                                           $    23,141         $   890,058         $    23,141
                                                              ===========         ===========         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                               $        --         $        --         $        --
                                                              ===========         ===========         ===========
  Income tax paid                                             $        --         $        --         $        --
                                                              ===========         ===========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                            $   867,500         $   115,000         $   982,500
  Common stock issued for acquisition of subsidiary           $        --         $        --         $        85
  Preferred stock issued for acquisition of subsidiary        $        --         $        --         $       300
  Common stock issued for prepaid expenses                    $        --         $        --         $   195,500
  Warrants issued for services                                $        --         $        --         $    17,411
  Options issued for services                                 $   149,566         $        --         $   148,566

        See accompanying condensed notes to interim financial statements

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

Operating results for the three and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At June 30, 2005, the Company had an accumulated deficit of $3,191,185 and negative working capital. For the three months ended June 30, 2005, the Company sustained a net loss of $818,399 and for the six months ended June 30, 2005 a net loss of $1,853,916. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management has raised and plans to seek additional capital, from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company's management is also currently putting sales strategies in place, which will, if successful, mitigate these factors, which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

On April 25, 2005, the Company initiated a private offering for a total of 1,500,000 restricted common shares at a price of $0.60 per share. There is no minimum number of shares that must be sold and the proceeds will be used as working capital at the discretion of the Company. Subsequently, this private offering was repriced at $0.25 per share, which better reflected the market conditions and restricted nature of the shares being offered. The private placement was closed on August 15th, 2005.

As a result, during the quarter, the Company raised $196,990. Subsequent to June 30, the Company has raised an additional $125,000.

During the three months ended June 30, 2005, the Company issued 750,000 shares of restricted common stock for consulting services pursuant to an agreement for $367,500. The value of these shares was determined by the fair market value on the date of grant. During the six months ended June 30, 2005 the company issued a total of 1,000,000 shares of restricted common shares for consulting services for a total value of $867,500.

During the three months ended June 30, 2005, the Company granted 400,000 options for restricted common stock to a consultant for future consulting services valued at $66,990. The options granted were valued using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4%, volatility of 103% and expected life of 2 years. The Company now has 1,760,000 options outstanding, which fully expire in 2012. During the six months ended June 30 2005, the Company granted a total of 500,000 options for restricted common shares for future consulting services for a total value of $149,566.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2005, the Company has ongoing executed agreements with a regional telecommunications vendor and local vendors to provide private circuits and co-location services, respectively. The agreements establish connectivity between various cities in North America and local loops between customer premises and co-location facilities. The Company has paid vendor deposits in the amount of $39,341 as of June 30, 2005.

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

At June 30, 2005 and December 31, 2004, the Company had net deferred tax assets of approximately $1,085,000 and $455,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005 and December 31, 2004. The significant components of the deferred tax asset at June 30, 2005 and December 31, 2004 were as follows:

                                                  June 30,          December 31,
                                                   2005                2004
                                                -----------         -----------
     Net operating loss carryforward            $ 3,191,000         $ 1,337,000
                                                ===========         ===========
     Deferred tax asset                         $ 1,085,000         $   455,000
                                                ===========         ===========
     Deferred tax asset valuation allowance     $(1,085,000)        $  (455,000)
                                                ===========         ===========

At June 30, 2005 and December 31, 2004, the Company has net operating loss carryforwards of approximately $3,191,000 and $1,337,000, respectively, which expire in the years 2021 through 2024. The change in the allowance account from December 31, 2004 to June 30, 2005 was $630,000.

The above estimates are based upon management's decisions concerning certain elections, which could change the relationship between net income and taxable income.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a related party trade payable to officers totaling $29,428 as of June 30, 2005. These amounts are unsecured, non-interest bearing and are payable upon demand.

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                               June 30,          December 31,
                                                 2005               2004
                                               --------           --------
     Property and Equipment                    $ 97,889           $ 97,889
     Accumulated depreciation                   (39,077)           (24,441)
                                               --------           --------
     Net Property & Equipment                  $ 58,812           $ 73,448
                                               ========           ========

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

As of June 30, 2005, the Company has granted various directors and non-directors options to purchase shares as follows with the following expiration dates:

      Date of           Options               Per share         Expiration
       Grant            Granted             Exercise Price         Date
       -----            -------             --------------         ----
     6/2005             200,000                $ 1.50             6/2007
     6/2005             200,000                $ 1.00             6/2007
     3/2005             100,000                $ 1.00             3/2012
     2/2003             560,000                $ 0.50             2/2010
     6/2002             200,000                $ 0.50             6/2009
     3/2002             500,000                $ 0.50             3/2009
                      ---------
Total Options
Granted               1,760,000
                      =========

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------
Outstanding at January 1, 2005                    1,260,000          $0.50
Granted                                             100,000           1.00
Exercised or expired                                     --             --
                                                  ---------          -----
Outstanding and exercisable at March 31,2005      1,360,000          $0.54
Granted                                             200,000           1.00
Granted                                             200,000           1.50
Exercised or expired                                     --             --
                                                  ---------          -----
Outstanding and exercisable at June 30, 2005      1,760,000          $0.70
                                                  =========          =====

Weighted average fair value of options granted
during the quarter ended June 30, 2005                               $1.15
                                                                     =====

During the three months ended June 30, 2005, the Company granted 400,000 options to a consultant for services valued at $66,990. The options granted were valued using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate of 4%, volatility of 104.6% and expected life of 2 years. At June 30, 2005, the Company has 1,760,000 options outstanding, which fully expire in 2012.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30 2005, the Company issued 246,650 shares of restricted common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with the audited consolidated Financial Statements as of December 31 2004 and the unaudited Consolidated Financial Statements for the quarter ended June 30 2005.

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

The Company, on a consolidated basis, had nominal revenues in 2004 of $2,987, which were revenues from operations of MidNet. For the six months ended June 30 2005, the Company had nominal revenues of $1,000 from its operations. The expenses incurred by the Company to date are mainly network, administrative, professional and consulting fees, which totaled $843,606 for the year ended December 31, 2004; $80,925 for the period ended December 31, 2003; and $1,805,383 for the six month period ended June 30, 2005. Included in the $1,805,383 of expenses for the six month period ended June 30, 2005 is an amount of $500,000 which relates to the value of 250,000 restricted shares issued for consulting services on February 24, 2005, an amount of $367,500 which relates to the issue of 750,000 restricted shares issued for consulting services on June 8 2005 and an amount of $149,567 for stock based compensation. In addition, the Company incurred bandwidth and co-location fees of $165,018 and $350,485 for the periods ending December 31, 2004 and June 30, 2005 respectively. The Company further incurred marketing expenses of $53,773 and $32,766 for the periods ending December 31, 2004 and June 30, 2005 respectively.

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

MidNet, on a consolidated basis, incurred losses of $1,067,317 for the year ended December 31, 2004 and $59,684 in losses for the period ended December 31, 2003. Through the first six months of 2005, the Company incurred consolidated net losses of $1,805,383 as compared to losses of $268,881 for the same period in 2004. This significant increase in losses was due to the costs associated with commencing the rollout of the network in the second quarter of 2004 and the inclusion of $867,500 in expense relating to the value of 250,000 restricted shares issued for consulting services on February 24, 2005 and 750,000 restricted shares issued for consulting services on June 8 2005 and $149, 567 for stock based compensation on the issuance of stock options. Since 2002, MidNet has incurred cumulative net losses of approximately $3,191,000. The expenses incurred to date are primarily related to personnel, bandwidth, co-location facilities, and administrative, accounting, legal and consulting fees.

Through the six months June 30, 2005, MidNet has signed various agreements for bandwidth (i.e., private intercity circuits and local loops) and co-location facilities. The bandwidth agreements include the local loops for the Company's initial customers in Vancouver and private circuit access, which will link Vancouver, Los Angeles, Toronto, Calgary, Edmonton, Houston and Denver. These circuits have been or are currently being activated. The co-location agreements provide aggregation points, which will allow MidNet to establish metropolitan area networks in all seven cities.

In August 2005, with a focus on video-based communications and matching revenue with expenses, the Company was successful in renegotiating these bandwidth agreements and reducing monthly costs by more than 50%.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

MidNet has completed its initial network rollout but management does not believe that the proposed current operations will be able to provide sufficient revenues to meet operating costs and future expansion. MidNet has based its plans on the assumption it will continue as a going concern and, as a result, initiated a stock subscription offer at $0.,60 per share which was subsequently re-priced to $0.25 per share (see Note 3). Of this, approximately $197,000 was raised in the period ended June 30, 2005 and an additional $125,000 since that date. There is no assurance that the Company will be successful in raising the balance of the money. Consequently, MidNet may be unable to satisfy cash requirements without financial support or other funding.

As of June 30, 2005, MidNet had approximately $23,000 cash on hand.

In December 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted common stock prior to December 19, 2004 at an exercise price of $0.75 per share. As of December 31, 2004, all the warrants had been exercised resulting in net proceeds to the Company of $1,500,000. As of June 30, 2005, there are no warrants outstanding.

Until such time as the proposed business is sufficiently developed, MidNet does not expect to have any significant revenues from operations. It anticipates that, if its business plan becomes fully operational, it will generate sufficient revenues to maintain operations. There is no assurance that MidNet will be successful in selling telecommunications services metered in gigabyte units or otherwise generating revenues. To augment its selling of telecommunication services, the Company has entered into agreements with Lightning Media, Rainmaker Digital Pictures and World Accessibility.

Pursuant to the agreement of Feburary 8, 2005, with Lightning Media revenue has been billed for June, July and August 2005. In July of 2005, MidNet entered into a similar agreement with Rainmaker Digital Pictures and commenced billing immediately.

On August 1, MidNet announced the introduction of the beta version of a software-based "media phone". The media phone is so called because it supports voice-only and voice-with-video calls, as well as streaming or downloaded audio and video content. The generic software device has been designed to allow branding by third-party service providers.

The media phone is a standards-compliant java-based utility compatible with all popular operating systems, including all Microsoft platforms, Apple, Linux and Unix. The media phone's standards compliance characteristics ensure that it will work with all other standards compliant software and/or hardware-based communications devices. Upon completion of the beta stage, the Company anticipates approximately two million registrations over the next seventeen months and expects to generate revenues of $4 per registration.

MidNet has no other sources of revenue. Therefore, if not successful in its proposed business, MidNet will be unable to achieve revenues under its current business plan.

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

SHORT TERM GOALS

During the period ended December 31 2004, the Company commenced rollout of The Middle NetworkSM. MidNet's plan of operations over the next 12 months is to continue the marketing and delivery of network services to anticipated customers, consistent with its business plan. MidNet is classified as a development stage company because its principal activities involve seeking and developing business activities and commencing operations. MidNet plans to generate revenue by charging customers to send and receive data over The Middle NetworkSM. This will include sending and receiving "digital" packages (e.g., digital videos and movies), video conferencing and customers using The Middle NetworkSM as their private company network. Data is measured, and will be billed, in gigabytes. Pricing is designed to be competitive with traditional shipping services (such as FedEx). The amount charged per gigabyte will vary depending on a number of factors including:

o the amount of data transmitted over the network (high volume users will generally pay less per gigabyte than low volume users); o the type of data transmitted (i.e., video or data files, video conferencing, online collaboration, e-mail, etc.); and o whether transmission is real-time or instantaneous (higher fee per gigabyte) or delayed (lower fee per gigabyte).

The Company will focus its efforts on enabling the following types of application services:

     *    Video communication
     *    Digital media transfer
     *    Digital collaboration
     *    Security video surveillance and alarm monitoring
     *    Business-to-Business and Business-to-Consumer E-commerce transactions
     * Unified messaging (including email, notifications of events such as alarms, news, voice mail and fax receipts, etc.)

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

For the year ending December 31, 2005, the Company anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and vendor pricing):

     Bandwidth and co-location (1)                               $  870,000
     Personnel costs (2)                                         $1,080,000
     Sales and marketing (3)                                     $  390,000
     Equipment purchased or leased (4)                           $  660,000
                                                                 ----------
     Total                                                       $3,000,000
                                                                 ==========
----------
(1)  Includes  installation  and usage of the private  circuits we lease and the
     co-location  facilities.   Approximately  60%  of  this  total  relates  to
     bandwidth  with  the  remaining  40%   attributable   to  the   co-location
     facilities.
(2) Represents costs associated with employees such as compensation, taxes, and benefits and subcontractors.
(3) Includes items such as advertising, marketing materials (e.g., brochures), designing, updating and maintaining the MidNet websites, and training materials.
(4) Includes network switches, servers, computers and other technological devices.

Over the last two years, MidNet has spent approximately $300,000 relating to research and development in the form of equipment (approximately, $100,000), salaries ($120,000) and related expenses (approximately $80,000). We expect to incur $200,000 in research and development costs over the next twelve months.

Funds spent from date of inception through June 30 2005 on sales and marketing include the following approximate amounts:

     Sales and marketing staff                                   $  128,000
     Website and training materials                              $   12,000
     Other sales and marketing costs                             $   74,500
                                                                 ----------
     Total                                                       $  214,500
                                                                 ==========

RESEARCH AND DEVELOPMENT

The Middle NetworkSM topology resembles a "peer-to-peer" network, rather than a "hub-and-spoke" model. Traffic routing and prioritization happens dynamically at the access point in the customer premise, not in a centralized location.
Therefore, MidNet is not limited to a conventional, static network configuration. MidNet's proprietary network design and configuration enables the allocation of bandwidth "on-demand", as opposed to the static point-to-point bandwidth typically offered by Telcos. As a result, MidNet can present itself as a "dynamic private network". This innovative design provides powerful characteristics, which simultaneously enhance flexibility, robustness and security.

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

NUMBER OF EMPLOYEES

As of June 30, 2005, MidNet had a total of 5 full time employees. In addition, the Company had 5 independent contractors working approximately 35 to 40 hours per week. Over the next twelve months, MidNet projects hiring another 10 to 20 employees. None of the Company's employees are members of or are represented by unions or collective bargaining agreements.

LONG TERM GOALS

MidNet's  goal is to expand  The Middle  NetworkSM  to  further  penetrate  both
national   and   international   markets,   and   secure   additional   business
opportunities.

Management is of the opinion that sufficient working capital may not be available from internal operations during the next twelve months. Thus, the Company may not be able to meet its obligations and commitments from revenues alone.

MidNet is making its plans based on the assumption it will continue as a going concern, but there is no assurance it will be able to do so.

MidNet intends to continue efforts to obtain market penetration and consumer awareness of The Middle NetworkSM, while focusing and building on its client list of media-based customers and exploring other vertical markets. These markets may include oil and gas, government, security, legal, health, financial, engineering, and other industries that require the movement of large amounts of data in a reliable, high speed and secure environment.

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

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of such securities will likely result in substantial dilution to shareholders.

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

ITEM 2. CHANGES IN SECURITIES

On April 8, 2004, MidNet filed a Form SB-2, Registration Statement under the Securities Exchange Act of 1933, to register 4,436,335 shares of common stock (subsequently amended to 4,501,335) with a par value of $0.0001 per share. Amendments to Form SB-2 were filed on July 12th, September 9th and October 14th, 2004. On January 11, 2005 the Registration Statement was approved. MidNet did not receive any proceeds from the offering. Before the offering MidNet had 15,334,335 shares of common stock outstanding. After the offering MidNet had 15,334,335 shares of common stock outstanding, which was increased to 15,684,335 by December 31 2004 on the exercise of 350,000 warrants.

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

On June 8 2005 the Company issued 750,000 shares of restricted common stock valued at $0.49 per share for consulting services.

On July 7 2005 Company issued 146,650 shares of restricted common stock valued at $0.60 per share for cash.

On July 12 2005 Company issued 100,000 shares of restricted common stock valued at $0.60 per share for cash.

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

(b) Reports on Form 8-K

During the quarter  ended June 30, 2005 we filed the  following  reports on Form
8-K:

               Date Form Filed               Form and Item(s) Reported
               ---------------               -------------------------
               April 14, 2005              Form 8-K Item 1.01
               June 1, 2005                Form 8-K Items 1.01 and 9.01
               June 29, 2005               Form 8-K Item 5.02

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MidNet, Inc.


Date: August 18, 2005      By: /s/Tom Locke
                              ------------------------------------------
                              Tom Locke
                              Chief Financial Officer and Treasurer
                              (Principal financial and chief accounting officer)