Form 10QSB
period 2005-09-30
MIDNET INC
filed 2005-11-21
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 134

                For the quarterly period ended September 30, 2005

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

As of November 14, 2005 there were 20,404,981 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: None.

                          PART 1 FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 September 30,         December 31,
                                                                    2005                  2004
                                                                 -----------           -----------
                                                                 (unaudited)           (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                           $    14,805           $   509,345
  Accounts receivable                                                  5,134                 2,962
  GST receivable                                                       9,355                18,864
  Prepaid expenses                                                   135,514                37,819
                                                                 -----------           -----------
      Total Current Assets                                           164,808               568,990
                                                                 -----------           -----------

PROPERTY, NET OF DEPRECIATION                                         50,345                73,448

OTHER ASSETS
  Security deposits                                                   39,960                36,680
  Other Assets                                                            --                    --
                                                                 -----------           -----------
      Total Other Assets                                              39,960                36,680
                                                                 -----------           -----------

TOTAL ASSETS                                                     $   255,113           $   679,118
                                                                 ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $   294,503           $    77,777
  Related party payable                                              111,348                 1,382
  Consulting fees payable                                                 --                    --
  Taxes payable                                                       20,069                 5,596
                                                                 -----------           -----------
      Total Current Liabilities                                      425,920                84,755
                                                                 -----------           -----------

COMMITMENTS AND CONTINGENCIES                                             --                    --
                                                                 -----------           -----------
STOCKHOLDERS' EQUITY
  Preferred stock, 20,000,000 shares authorized, $.0001
   par value; 300,000 shares issued and outstanding                       30                    30
  Common stock, 80,000,000 shares authorized,
   $.0001 par value; 16,930,985 and 15,684,335 shares
   issued and outstanding, respectively                                1,693                 1,568
  Additional paid-in capital                                       3,018,602             1,939,997
  Subscriptions receivable
  Stock Warrants                                                          --                    --
  Subscriptions received                                             369,328                    --
  Treasury stock                                                          --                    --
  Accumulated other comprehensive income                             (10,055)               (9,963)
  Accumulated deficit during development stage                    (3,550,405)           (1,337,269)
                                                                 -----------           -----------
      Total Stockholders' Equity                                    (170,807)              594,363
                                                                 -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   255,113           $   679,118
                                                                 ===========           ===========

     See accompanying condensed notes to the interim financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                                     Period from
                                                                                                                  January 16, 2002
                                                                                                                     (Inception)
                                             Three Months      Three Months      Nine Months       Nine Months           to
                                             September 30,     September 30,     September 30,     September 30,     September 30,
                                                2005              2004              2005              2004              2005
                                             -----------       -----------       -----------       -----------       -----------
                                             (unaudited)       (unaudited)       (unaudited)       (unaudited)       (unaudited)
REVENUES
  Subscription fees                          $     5,913       $     1,496       $     6,913       $     1,496       $     9,810
  Other                                               --                --                --                --            21,328
                                             -----------       -----------       -----------       -----------       -----------
      TOTAL REVENUE                                5,913             1,496             6,913             1,496            31,138
                                             -----------       -----------       -----------       -----------       -----------
EXPENSES
  Salaries expense                                68,867            94,026           292,870           158,408           552,155
  Provision for Bad Debt Expense                      --                --             2,362                --             2,362
  Bandwidth and co-location fees                 167,175            14,196           517,660            14,196           682,679
  Office expense                                  23,693            35,564            73,927            89,475           236,994
  Depreciation                                     7,220             6,457            22,034            11,326            45,426
  Consulting services                             80,563            53,377         1,209,008           136,460         1,826,020
  Professional fees                               13,030             9,077            64,851            61,439           143,917
  Marketing expense                                4,916            13,488            37,682            25,764            91,455
  Other General & Administrative Expenses             --                --                --                --
                                             -----------       -----------       -----------       -----------       -----------
      TOTAL OPERATING EXPENSES                   365,464           226,185         2,220,394           497,068         3,581,008
                                             -----------       -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                            (359,551)         (224,689)       (2,213,481)         (495,572)       (3,549,869)

OTHER INCOME (EXPENSE)
  Other income                                        --                --                --                --                26
  Foreign Currency Exchange                          (81)               --              (528)               --            (3,613)
  Interest income                                    411             1,081               872             1,081             3,051
                                             -----------       -----------       -----------       -----------       -----------
      TOTAL OTHER INCOME (EXPENSE)                   330             1,081               344             1,081              (536)
                                             -----------       -----------       -----------       -----------       -----------

LOSS BEFORE TAXES                               (359,221)         (223,608)       (2,213,137)         (494,491)       (3,550,405)

INCOME TAXES                                          --                --                --                --                --
                                             -----------       -----------       -----------       -----------       -----------

NET LOSS                                        (359,221)         (223,608)       (2,213,137)         (494,491)       (3,550,405)
                                             -----------       -----------       -----------       -----------       -----------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)       (58,589)            7,400           (10,055)            9,402           (10,055)
                                             -----------       -----------       -----------       -----------       -----------

COMPREHENSIVE NET INCOME (LOSS)              $  (417,810)      $  (216,208)      $(2,223,192)      $  (485,089)      $(3,560,461)
                                             ===========       ===========       ===========       ===========       ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE  $     (0.02)      $     (0.01)      $     (0.14)      $     (0.03)
                                             ===========       ===========       ===========       ===========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
 OF COMMON STOCK SHARES OUTSTANDING           16,921,316        15,284,335        16,272,120        14,482,476
                                             ===========       ===========       ===========       ===========

     See accompanying condensed notes to the interim financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                           Period from
                                                                                                         January 16, 2002
                                                                                                           (Inception)
                                                            Nine months ended     Nine months ended            to
                                                               September 30,         September 30,         September 30,
                                                                  2005                  2004                  2005
                                                               -----------           -----------           -----------
                                                               (unaudited)           (unaudited)           (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(2,213,137)          $  (494,491)          $(3,550,405)
  Depreciation                                                      22,034                11,326                46,476
  Adjustments to reconcile net loss to net
   cash used by operating activities:
      Provision for Bad Debt                                         2,362                 2,362
      Common stock issued for services                             867,500                    --               982,500
      Common stock issued for prepaid expenses                          --                    --               195,500
      Common stock warrants issued for services                         --                    --                17,411
      Options issued for services                                  149,566                    --               149,566
      (Increase) decrease in accounts receivable                    (2,172)               (1,713)               (5,134)
      (Increase) decrease in prepaid expenses                      (97,695)               14,424              (135,514)
      (Increase) decrease in tax receivable                          9,509                (6,649)               (9,355)
      (Increase) decrease in security deposits                      (3,280)              (33,740)              (39,960)
      Increase (decrease) in accounts payable                      216,726                 1,972               294,503
      Increase (decrease) in related party payables                109,966                 6,801               136,348
      Increase (decrease) in other payables                         14,473                (2,882)               20,069
                                                               -----------           -----------           -----------
         Net cash used in operating activities                    (924,148)             (504,952)           (1,895,633)
                                                               -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                 --               (77,449)              (97,889)
  Increase (decrease) in investments                                    --                    --
                                                               -----------           -----------           -----------
         Net cash used in investing activities                          --               (77,449)              (97,889)
                                                               -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                       --                    --                   300
  Common stock issued for cash                                          25                   300             1,613,324
  Paid-in-capital                                                   61,638             1,100,250                61,638
  Common stock issued for acquisition of subsidiary                     --                    --                    85
  Treasury stock purchased for cash                                     --               (25,000)              (25,000)
  Subscriptions received                                           369,328                    --               369,328
                                                               -----------           -----------           -----------
         Net cash provided in financing activities                 430,991             1,075,550             2,019,675
                                                               -----------           -----------           -----------

Net increase (decrease)  in cash                                  (493,157)              493,149                26,153

Foreign currency translation gain (loss)                            (1,383)                9,402               (11,349)

CASH, BEGINNING OF PERIOD                                          509,345                67,074                    --
                                                               -----------           -----------           -----------
CASH, END OF PERIOD                                            $    14,805           $   569,625           $    14,804
                                                               ===========           ===========           ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                $        --           $        --           $        --
                                                               ===========           ===========           ===========
  Income tax paid                                              $        --           $        --           $        --
                                                               ===========           ===========           ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                             $   867,500           $   115,000           $   982,500
  Common stock issued for acquisition of subsidiary            $        --           $        --           $        85
  Preferred stock issued for acquistion of subsidiary          $        --           $        --           $       300
  Common stock issued for prepaid expenses                     $        --           $        --           $   195,500
  Warrants issued for service                                  $        --           $        --           $    17,411
  Options issued for services                                  $   149,566           $        --           $   149,566

     See accompanying condensed notes to the interim financial statements.

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

Operating results for the three and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At September 30, 2005, the Company had an accumulated deficit of $3,550,405 and negative working capital of $261,112. For the three months ended September 30, 2005, the Company sustained a net loss of $359,221 and for the nine months ended September 30, 2005 a net loss of $2,213,137. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management has raised and plans to seek additional capital, from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company's management is also currently putting sales strategies in place, which will, if successful, mitigate these factors, which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

On April 25, 2005, the Company initiated a private offering for a total of 1,500,000 restricted common shares at a price of $0.60 per share. There is no minimum number of shares that must be sold and the proceeds will be used as working capital at the discretion of the Company. Subsequently, this private offering was repriced at $0.25 per share, which better reflected the market conditions and restricted nature of the shares being offered. The private placement was closed on August 15th, 2005. Subsequent to this date, initiated a private offering for a total of 200,000 units of restricted common stock, each unit consisting of a restricted common share priced at $0.25 per share together with a warrant for a restricted common share at a price of $0.75 per share exercisable within one year of the purchase of such unit. As a result, during the quarter, the Company raised $430,990. Subsequent to September 30 until November 7, the Company has raised an additional $125,000.

Subsequent to quarter end, the Board of Directors of the Company determined that it would offer for sale up to 2,000,000 units of restricted common stock in blocks of 200,000, each unit to consist of one restricted common shares at a price of US$.25 per share (or as determined by the Board) and one non-transferable warrant entitling the holder to purchase one restricted common share at an exercise price of US$0.75 per share exercisable anytime within the twelve-month period from October 14, 2005 - October 13, 2006. Monies derived from such sales shall be used for the continued operation, development and expansion of the Company. The Board shall have sole discretion to modify the number of and sale price for such shares, based on market conditions and other factors.

During the three months ended September 30, 2005, the Company issued 246,650 shares of restricted common stock for cash at $0.25 per share. During the nine months ended September 30, 2005 the company issued a total of 1,246,650 shares of restricted common shares for consulting services for a total value of $1,075,550.

No options were granted during the quarter. The Company now has 1,760,000 options outstanding, which fully expire in 2012. During the nine months ended September 30 2005, the Company granted a total of 500,000 options for restricted common shares for future consulting services for a total value of $149,566.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company has ongoing executed agreements with a regional telecommunications vendor and local vendors to provide private circuits and co-location services, respectively. The agreements establish connectivity between various cities in North America and local loops between customer premises and co-location facilities. The Company has paid vendor deposits in the amount of $39,341 as of September, 2005.

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

The Uniloc NetAnchor(TM) system is designed as a core component of MidNet's device registration database, which is expected to include more than 500,000 digital communications devices within the next year. Uniloc has committed that its system will be able to accommodate the registration of over 6 million communications devices on the Middle Network within 5 years. During the quarter the Company and Uniloc completed the beta integration of the Uniloc code with the soft/media video phone. The Company anticipates completing this integration in the fourth quarter.

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

At September 30, 2005 and December 31, 2004, the Company had net deferred tax assets of approximately $1,200,000 and $455,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005 and December 31, 2004. The significant components of the deferred tax asset at September 30, 2005 and December 31, 2004 were as follows:

                                                September 30,       December 31,
                                                    2005                2004
                                                -----------         -----------
     Net operating loss carryforward            $ 3,550,000         $ 1,337,000
                                                ===========         ===========
     Deferred tax asset                         $ 1,207,000         $   455,000
                                                ===========         ===========
     Deferred tax asset valuation allowance     $(1,207,000)        $  (455,000)
                                                ===========         ===========

At September 30, 2005 and December 31, 2004, the Company has net operating loss carryforwards of approximately $3,550,000 and $1,337,000, respectively, which expire in the years 2021 through 2024. The change in the allowance account from December 31, 2004 to September 30, 2005 was $752,000.

The above estimates are based upon management's decisions concerning certain elections, which could change the relationship between net income and taxable income.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has a related party trade payable to directors and officers and former and a former director and officer totaling $111,348 as of September, 2005. These amounts are unsecured, non-interest bearing and are payable upon demand.

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                              September 30,        December 31,
                                                  2005                2004
                                                --------            --------
     Property and Equipment                     $ 97,890            $ 97,889
     Accumulated depreciation                    (47,545)            (24,441)
                                                --------            --------
     Net Property & Equipment                   $ 50,345            $ 73,448
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

As of  September  30,  2005,  the  Company  has granted  various  directors  and
non-directors   options  to  purchase  shares  as  follows  with  the  following expiration dates:

     Date of                Options            Per share         Expiration
      Grant                 Granted         Exercise Price          Date
      -----                 -------         --------------          ----
     6/2005                 200,000             $ 1.50             6/2007
     6/2005                 200,000             $ 1.00             6/2007
     3/2005                 100,000             $ 1.00             3/2012
     2/2003                 560,000             $ 0.50             2/2010
     6/2002                 200,000             $ 0.50             6/2009
     3/2002                 500,000             $ 0.50             3/2009
                          ---------
     Total Options
     Granted              1,760,000
                          =========

                                                                Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------
Outstanding at January 1, 2004                      1,260,000       $ 0.50
  Granted                                                  --         1.00
  Exercised or expired                                     --           --
                                                    ---------       ------
Outstanding and exercisable at December 31,2004     1,260,000       $ 0.54
  Granted                                             300,000         1.00
  Granted                                             200,000         1.50

Exercised or expired                                       --           --
                                                    ---------       ------
Outstanding and exercisable at September 30, 2005   1,760,000       $ 0.70
                                                    =========       ======
Weighted average fair value of options granted
during the quarter ended September 30, 2005                         $ 1.15
                                                                    ======

There were no options granted during the three months ended September 30, 2005. At September 30, 2005, the Company has 1,760,000 options outstanding, which fully expire in 2012.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30 2005, the Company issued 2,039,350 shares of restricted common stock for consulting and investor relations services over the next 6 months and 1,434,646 shares of restricted common stock for cash pursuant to the private placements announced in April and August.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with the audited consolidated Financial Statements as of December 31 2004 and the unaudited Consolidated Financial Statements for the quarter ended September 30 2005.

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

The Company, on a consolidated basis, had nominal revenues in 2004 of $2,987, which were revenues from operations of MidNet. For the nine months ended September 30 2005, the Company had nominal revenues of $6,913 from its operations. The expenses incurred by the Company to date are mainly network, administrative, professional and consulting fees, which totaled $843,606 for the year ended December 31, 2004; $80,925 for the period ended December 31, 2003; and $2,220,394 for the nine month period ended September 30, 2005. Included in the $2,220,394 of expenses for the nine month period ended September 30, 2005 is an amount of $500,000 which relates to the value of 250,000 restricted shares issued for consulting services on February 24, 2005, an amount of $367,500 which relates to the issue of 750,000 restricted shares issued for consulting services on June 8 2005 and an amount of $149,567 for stock based compensation. In addition, the Company incurred bandwidth and co-location fees of $165,018 and $517,660 for the periods ending December 31, 2004 and September 30, 2005 respectively. The Company further incurred marketing expenses of $53,773 and $37,682 for the periods ending December 31, 2004 and September 30, 2005 respectively.

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

MidNet, on a consolidated basis, incurred losses of $1,067,317 for the year ended December 31, 2004 and $59,684 in losses for the period ended December 31, 2003. Through the first nine months of 2005, the Company incurred consolidated net losses of $2,213,137 as compared to losses of $494,491 for the same period in 2004. This significant increase in losses was due to the costs associated with commencing the rollout of the network in the second quarter of 2004 and the inclusion of $867,500 in expense relating to the value of 250,000 restricted shares issued for consulting services on February 24, 2005 and 750,000 restricted shares issued for consulting services on June 8 2005 and $149, 567 for stock based compensation on the issuance of stock options. Since 2002, MidNet has incurred cumulative net losses of approximately $3,550,000. The expenses incurred to date are primarily related to personnel, bandwidth, co-location facilities, and administrative, accounting, legal and consulting fees.

Through the nine months September 30, 2005, MidNet has signed various agreements for bandwidth (i.e., private intercity circuits and local loops) and co-location facilities. The bandwidth agreements include the local loops for the Company's initial customers in Vancouver and private circuit access, which will link Vancouver, Los Angeles, Toronto, Calgary, Edmonton, Houston and Denver. These circuits have been or are currently being activated. The co-location agreements provide aggregation points, which will allow MidNet to establish metropolitan area networks in all seven cities.

In August 2005, with a focus on video-based communications and matching revenue with expenses, the Company successfully renegotiated these bandwidth agreements and reducing monthly costs by more than 50%. These agreements return to full value in November 2005.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

MidNet has completed its initial network rollout but management does not believe that the proposed current operations will be able to provide sufficient revenues to meet operating costs and future expansion. MidNet has based its plans on the assumption it will continue as a going concern and, as a result, initiated a stock subscription offer at $0.60 per share which was subsequently re-priced to $0.25 per share (see Note 3). This private placement raised a total of $406,990 before it was closed on August 15 2005. Subsequently, the Company raised $24,000 pursuant to its private placement announced August 16 2005 to issue 200,000 units of common restricted stock (see Note 3) to the end of September 30 2005 and an additional $125,000 since that date to November 7 2005. There is no assurance that the Company will be successful in raising the balance of the money. Consequently, MidNet may be unable to satisfy cash requirements without financial support or other funding.

As of September 30, 2005, MidNet had approximately $15,000 cash on hand.

In December 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted common stock prior to December 19, 2004 at an exercise price of $0.75 per share. As of December 31, 2004, all the warrants had been exercised resulting in net proceeds to the Company of $1,500,000. As of September 30, 2005, there are no warrants outstanding though up to 200,000 will be issued pursuant to the private placement commenced on August 16 2005.

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

Pursuant to the agreement of Feburary 8, 2005, with Lightning Media, revenue has been billed for quarter 2 and quarter 3 and similarly for Rainmaker Digital Pictures. Subsequent to September 30, the Company entered into an agreement with Technicolor commencing November 2005. This agreement is expected to generate approximately $5,000 per month

On August 1, MidNet announced the introduction of the beta version of a software-based "media phone". The media phone is so called because it supports voice-only and voice-with-video calls, as well as streaming or downloaded audio and video content. The generic software device has been designed to allow branding by third-party service providers.

The media phone is a standards-compliant java-based utility compatible with all popular operating systems, including Microsoft platforms, Apple, Linux and Unix. The media phone's standards compliance characteristics ensure that it will work with all other standards compliant software and/or hardware-based communications devices. Upon completion of the beta stage, the Company anticipates approximately two million registrations over the next seventeen months and expects to generate revenues of $4 per registration. Work on the development of the media phone and Uniloc integration has continued throughout the third quarter with increasing success. Potential customers have been sourced and it is anticipated that the development will be complete by the end of the fourth quarter.

At the same time, subsequent to September 30, the Company completed the configuration and integration of the regular videophone provided by C&S Technologies of Korea. This development now allows video calls to be made from behind multiple firewalls. The Company has accelerated its efforts to deploy the videophone and so generate demand for its network services through its relationship with Better World Communications, with World Accessibility and through signing an agreement to establish a video phone store in a suburb of Vancouver. This is expected to be operating in early December.

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

For the year ending December 31, 2006, the Company anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and vendor pricing):

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

Over the last two years, MidNet has spent approximately $330,000 relating to research and development in the form of equipment (approximately, $100,000), salaries ($150,000) and related expenses (approximately $80,000). We expect to incur $200,000 in research and development costs over the next twelve months.

Funds spent from date of inception through September 30 2005 on sales and marketing include the following approximate amounts:

     Sales and marketing staff                    $149,000
     Website and training materials               $ 12,000
     Other sales and marketing costs              $ 79,500
                                                  --------
     Total                                        $240,500
                                                  ========

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

Although the network is based on standardized protocols, the network design and configuration is proprietary and confidential. MidNet uses private lines and runs Asynchronous Transfer Mode ("ATM") on top of them. MPLS or Multi-protocol Label Switching is under consideration as an alternate protocol. Traffic on the private lines may be encrypted at the hardware port level using a stream cipher algorithm. There are several additional layers of security.

MidNet is also building a network configuration tool using open source software, including but not limited to Linux, FreeBSD, Apache, MySQL, Perl, PHP as well as free and commercial application software to run in these environments, for managing the network devices and automatic configuration of system parameters, system firmware updates and system password changes. This tool will offer tremendous flexibility while lowering deployment costs, increasing network security and reducing dependency on expert technicians for the deployment of network devices.

NUMBER OF EMPLOYEES

As of September 30, 2005, MidNet had a total of 5 full time employees. In addition, the Company had 5 independent contractors working approximately 35 to 40 hours per week. Over the next twelve months, MidNet projects hiring another 10 to 20 employees. None of the Company's employees are members of or are represented by unions or collective bargaining agreements. Subsequent to September 30, on October 7, Curtis Staples resigned from the Board. Mr. Staples continues to advise the Company in a consulting role. On October 14, the Chairman, Peter Fentiman resigned from the Board and Company. Mr. Fentiman continues to advise the Company as required.

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

On July 7 2005 Company issued 146,650 shares of restricted common stock valued at $0.60 per share for cash. (These shares were subsequently repriced to $0.25 per share.)

On July 12 2005 Company issued 100,000 shares of restricted common stock valued at $0.60 per share for cash. (These shares were subsequently repriced to $0.25 per share.)

Subsequent to September 30, 2005 and up to November 14, 2005, the Company issued 1,381,310 shares of restricted common stock valued at $0.25 per share for cash pursuant to the private placement commenced in April.

Subsequent to September 30, 2005 and up to November 14, 2005 the Company issued 53,336 units of restricted common stock valued each unit consisting of one restricted common share at $0.25 per share and one non-transferable warrant enabling the holder to purchase one restricted common share at $0.75 for up to two years from the date of issue of the unit.

On October 17 the Company issued 2,039,350 shares of restricted common stock valued at $0.31 for consulting and investor relations services to be performed over the next 6 months to 2 years to assist the company to raise money and to market the stock.

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

(b) Reports on Form 8-K

During the quarter ended September 30, 2005 we filed the following reports on Form 8-K:

     Date Form Filed             Form and Item(s) Reported
     ---------------             -------------------------
     September 19, 2005              Form 8-K Item 5.02

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MidNet, Inc.


Date: November 18, 2005                  By: /s/ Simon Dorey
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Principal financial and chief
                                            accounting officer)