Form 10QSB/A
period 2005-06-30
MIDNET INC
filed 2005-11-25
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

The following changes were made to the financial statements as filed for the second quarter ended June 30 2005.

Due to a typographical error, the amount of paid-in capital was stated as $3,956,964. It should have read $2,956,964. No other changes were needed.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                   June 30,             December 31,
                                                                     2005                  2004
                                                                  -----------           -----------
                                                                  (unaudited)
ASSETS

CURRENT ASSETS
   Cash                                                           $    23,141           $   509,345
   Accounts receivable                                                  1,000                 2,962
   GST receivable                                                      12,931                18,864
   Prepaid expenses                                                    97,373                37,819
                                                                  -----------           -----------
      Total Current Assets                                            134,445               568,990
                                                                  -----------           -----------

PROPERTY, NET OF DEPRECIATION                                          58,812                73,448

OTHER ASSETS
   Security deposits                                                   38,226                36,680
                                                                  -----------           -----------
      Total Other Assets                                               38,226                36,680
                                                                  -----------           -----------

      TOTAL ASSETS                                                $   231,484           $   679,118
                                                                  ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $   177,908           $    77,777
   Related party payable                                               29,428                 1,382
   Taxes payable                                                       11,147                 5,596
                                                                  -----------           -----------
      Total Current Liabilities                                       218,484                84,755
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES                                              --                    --
                                                                  -----------           -----------

STOCKHOLDERS' EQUITY
   Preferred stock, 20,000,000 shares authorized, $.0001
    par value; 300,000 shares issued and outstanding                       30                    30
   Common stock, 80,000,000 shares authorized,
    $.0001 par value 16,684,335 and 15,684,335 shares
    issued and outstanding, respectively                                1,668                 1,568
   Additional paid-in capital                                       2,956,964             1,939,997
   Subscriptions received                                             196,990                    --
   Accumulated other comprehensive income                              48,533                (9,963)
   Accumulated deficit during development stage                    (3,191,185)           (1,337,269)
                                                                  -----------           -----------
      Total Stockholders' Equity                                       13,000               594,363
                                                                  -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                   $   231,484           $   679,118
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

Funds spent from date of inception through June 30, 2005 on sales and marketing include the following approximate amounts:

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

On June 8, 2005 the Company issued 750,000 shares of restricted common stock valued at $0.49 per share for consulting services.

On July 7, 2005 Company issued 146,650 shares of restricted common stock valued at $0.60 per share for cash.

On July 12, 2005 Company issued 100,000 shares of restricted common stock valued at $0.60 per share for cash.

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

                                         MidNet, Inc.


Date: November 23, 2005                  By: /s/ Simon Dorey
                                            ------------------------------------
                                            Chief Financial Officer
                                            (Principal financial and chief
                                            accounting officer)