Form 10KSB
period 2005-12-31
MIDNET INC
filed 2006-05-19
CIK 1080313

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

    For the fiscal year ended: December 31, 2005

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for the most recent fiscal year: $27,396.

On December 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,312,653, computed by reference to the price at which the stock was sold on such date.

There were 21,411,176 shares of common stock at $.0001 par value outstanding as of December 31, 2005.

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

                                    BUSINESS

Over the past five years, the founders of MidNet developed "The Middle Network(SM)." The Middle Network(SM), is designed to allow its potential customers to communicate digitally in a safe, reliable and affordable environment. The Middle Network(SM) provides a unique neutral data communications environment among telecommunications infrastructure companies, such as AT&T, Sprint and Verizon ("Telco"), Application Service Providers such as Corio and BlueStar Solutions, who are third-party entities that manage and distribute software-based services and solutions to customers across a wide area network from a data center or other information technology installations ("ASP") and the customers/consumers of the Telcos and ASPs. This network is intended to be a neutral alternative to the unsecured congested Internet (fraught with viruses, worms and hackers), land-based parcel couriers (such as FedEx and UPS) and expensive limited private networks. MidNet anticipates users of The Middle Network(SM) will accept it as a critical enhancement utility that will become an integral operational component to the sustainability and future growth of the users' businesses. We do not have any arrangements or understandings with any of the companies named in this paragraph; they are merely provided for illustrative purposes.

MidNet generates revenue by charging fees to send and receive digital data over The Middle Network(SM). Just as couriers and shipping companies use trucks and other means of transportation to move packages and pay for such services based on weight and distance, MidNet's customers send and receive digital packages over our private network at a cost based on number of gigabytes sent and/or received.

When we refer to The Middle Network(SM) as neutral, we mean that it separates Application Services from Telecommunication Infrastructures; it forms a middle layer between these two service types. This business objective is uncommon in today's marketplace.

                PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

MidNet offers a data transfer service intended to provide its customers with a safe and reliable alternative to the Internet and private networks. MidNet refers to this service as The Middle Network(SM). MidNet's primary markets are expected to be Application Service Providers("ASPs") and regional data network providers.

                                    SERVICES

MidNet's purpose is to provide a reliable network-operating environment within a secure data network and act as the middle layer between telecommunication infrastructure companies, Application Service Providers and the end users. MidNet intends to provide the means to move high-speed secured data, metered in gigabyte units, for a broad mix of services within MidNet's secure environment, including:

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

From an operational standpoint, The Middle Network(SM) allows a company to communicate without the use of the Internet, thereby reducing the possibilities of:

     *    viruses
     *    worms
     *    hackers
     *    intermittent reliability
     *    unreliable bandwidth

The Middle Network(SM) uses private circuits leased from telecommunication companies, such as, for example AT&T, to establish its digital network. These private circuits, or networks, are controlled exclusively by MidNet. These private circuits become a componenet of "The Middle Network(SM)". The data transmitted over these circuits is controlled exclusively by MidNet.

In addition, use of The Middle Network(SM) could eliminate the need for a company to establish an expensive inter-office private network. The Middle Network(SM) is intended to offer the same protected networking environment as an inter-office private network, but without the associated costs and logistics of operating a private network.

The Middle Network(SM) also avoids the problems created by the geographic boundaries or regional focus of telecommunication companies by interconnecting regional networks. Consider your local phone service. Your choice of local phone providers is limited to the companies in your area, and often times you have only one telephone company to choose from (although your local cable company may be able to provide telephone service). The same is true for other telecommunication services. For example, a telecommunication company based in the southeastern part of the United States is going to be limited in its ability to provide telecommunication services to someone located in the northwest because they do not have infrastructure in the northwest. The southeastern Telco must work with their competitor in the northwest to deliver its services. The Middle Network(SM) will not be subject to those geographic limitations. MidNet will be able to connect the customer in the northwest to customers, vendors and other offices located in the southeast. From the users' perspective, MidNet's network will seamlessly span all telecommunications networks and services because it is complementary to the telecommunication companies and not competitive.

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

NEW PRODUCTS OR SERVICES

In 2005 MidNet began upgrading The Middle Network(SM) with the objective of enabling Next Generation Networking capabilities, in particular to support Video Telephony. MidNet believes that by enabling Video Telephony it can address most of the needs that its customers will have in the very near future. MidNet believes that Video Telephony as a category will soon replace telephone, television, and Internet services.

INDUSTRY

MidNet is in the general telecommunications industry. Currently, there are many companies that provide digital communications services, data networking services, and application services, but MidNet is unaware of any company that provides a service that currently competes directly with The Middle Network(SM).

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

We believe that acceptance of our services will depend on the following factors, among others:

     * the growth of private networks as a medium for communication and commerce generally, and as a market for intellectual properties, financial products and services in particular;
     * development of a neutral network infrastructure to support new technologies and handle the demands placed upon electronic communications;
     * government regulation of incumbent and competitive local exchange carriers;
     * the ability to successfully and efficiently develop on-line services that are attractive to a sufficiently large number of consumers and businesses; and

COMPETITORS

MidNet is currently unaware of any competitor providing a service that competes directly with The Middle Network(SM) because most other companies providing telecommunication services provide their own proprietary application services along with their telecommunication services. In contrast, MidNet's services are complementary to Inter-Exchange Carriers (IXCs), such as AT&T and Sprint, as well as Competitive Local Exchange Companies (CLECs), such as regional telecommunication companies like Qwest and BellSouth because both the IXCs and CLECs allow third party ASPs to provide services through the Middle Network(SM). By complementary, we mean that MidNet will use and pay for telecommunication services from IXCs and CLECs to host The Middle Network(SM).

It is not anticipated that IXCs or CLECs would block MidNet from using their services because MidNet is not competing with those companies. In fact, MidNet is complementary to the IXCs and CLECs and represents a potential source of revenue to them via the leasing of their circuits. In addition, although they can compete using their own networks, MidNet, like all consumers, is granted the right to acquire access under the Telecommunications Act of 1996 and telecommunication companies can not prohibit such access.

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

MidNet's objective is to provide a service that helps businesses cut through the often perceived clutter, confusion and noise of the marketplace and help them confidently and quickly find what MidNet believes is a new, viable and efficient alternative to the traditional digital communications services, data networking services, and application services. MidNet feels that its focus on Next Generation Networking in support of Video Telephony will provide this alternative to its customers.

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

In addition, MidNet does not plan to own an Internet gateway, but instead, will rely on third-party, independent and unrelated service providers to host its website and provide gateway services to public networks. Hence, MidNet may experience interruptions in its leased transmission lines and co-location spaces, as well as with its website connection and its telecommunications access. This could result in loss of business and revenues.

It is anticipated that MidNet will use software that is dependent on an operating system, database and server software developed and produced by and licensed by independent third parties. The Company may discover errors and defects in this third party software and rely on the third parties to correct these errors and defects in a timely manner. Accordingly, continuous or prolonged interruptions in its private transmission lines and co-location spaces, as well as its website connection or in its telecommunications access or services could have an adverse effect upon consumer perception of MidNet's ability to provide network services in a competent, timely and efficient manner.

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

A party who is able to circumvent MidNet's security measures could misappropriate the Company's proprietary information. MidNet may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of data networks generally, and The Middle Network(SM) in particular, especially as a means of conducting business and commercial transactions. To the extent that future activities or those of third party contractors, whom MidNet may use, involve the storage and transmission of proprietary information, such as business information and data, and financial data, including credit card numbers, security breaches could expose the Company to a risk of loss or litigation. There can be no assurance that MidNet will be able to implement security measures that will prevent security breaches.

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

CUSTOMERS

MidNet intends to provide The Middle Network(SM) to ASPs and end-user customers who either receive services from ASPs or have created their own application services or private networks. As of December 31, 2005 MidNet had four end-user premises connected to The Middle Network(SM).

REGULATORY CONSIDERATIONS

MidNet's data network, The Middle Network(SM) runs over regulated CLECs and Inter-Exchange Carriers (IXCs). The Middle Network(SM) provides a digital environment to enable ASPs that may or may not be regulated in the future, depending on whether the FCC changes its current rulings under which enhanced service providers, like MidNet, are exempt from federal and state regulations governing common carriers.

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

SALES AND MARKETING

MidNet's management is currently directly involved in sales and marketing activities. MidNet believes that its management and advisors will require additional resources to meet its requirements for sales and marketing for the foreseeable future.

MidNet's marketing and sales strategy will include:

     * Direct marketing to regional network providers who will benefit from the The Middle Network's ability to interconnect regions for Video Telephony services.
     * Direct marketing to the ASPs, which will drive adoption of our network through the growth and expansion of their customer base. In this way, ASPs will act similar to a dealer or reseller of MidNet's services.

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

RESEARCH AND DEVELOPMENT

The Middle Network(SM) is transitioning from its Asynchronous Transfer Mode ("ATM") roots to an Internet Protocol ("IP") based Next Generation Network infrastructure in support of Video Telephony. MidNet's research and development for Video Telephony began during the second quarter of 2005, and it suspended all further research and development related to ATM in the first quarter of 2006. While MidNet has shifted its technological focus this has not impacted its original business plan or business model, however it does increase the Company's ability to attract a broader customer base. In addition the selection of hardware and software products available to MidNet to provide its services is now far greater since most manufactures currently develop and manufacture products and services for IP versus for ATM.

Prior to the transition approximately 6000 hours had been spent on research and Development for ATM, mostly on evaluating readily available hardware and software, as well as on evaluating aspects relating to integration of these products. MidNet's costs for research and development related to equipment used in research and development. Total equipment cost for the previous three years is approximately $100,000. Apart from personnel, MidNet did not incur any other costs for research and development. None of the costs of research and development have been borne directly by, or are expected to be borne by, our customers.

MidNet does not depend on any one equipment supplier. Consequently, there are no primary equipment suppliers identified at this time. Price will be the primary factor in selecting vendors.

MidNet anticipates that research and development related to Video Telephony will constitute the majority of its efforts for the foreseeable future.

ENVIRONMENTAL LAW COMPLIANCE

To the extent which environmental compliance may be necessary, MidNet does not anticipate any significant compliance expense.

EMPLOYEES

As of December 31, 2005, MidNet has 4 employees and 4 consultants/independent contractors.

ITEM 2. DESCRIPTION OF PROPERTY.

MidNet leases 360 square feet of commercial space at Suite 300, 1055 West Hastings Street, Vancouver, BC Canada V6E 2E9.

This facility houses a small satellite marketing and sales office. MidNet renewed its lease on January 1, 2005, and the lease expired on December 31, 2005. The Company renewed its lease at the current monthly rental rate of Cdn $2,800 (approximately US$2,400).

MidNet believes that existing facilities are adequate for its needs through the first quarter of 2006. Should the Company require additional space, MidNet believes that such space can be secured on commercially reasonable terms and without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS

MidNet is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MidNet's shares of Common Stock trade on the OTC Bulletin Board Market under the trading symbol "MIDX." The high and low bid prices of the Company's Common Stock for the period January-December 2005 on a quarterly basis, as quoted from the OTC Bulletin Board, were:

         Quarter               High Bid Price         Low Bid Price
         -------               --------------         -------------
     1st Quarter 2005              $2.05                  $0.67
     2nd Quarter 2005              $1.03                  $0.35
     3rd Quarter 2005              $0.77                  $0.33
     4th Quarter 2005              $0.42                  $0.22


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

In December, 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted Common Stock, at an exercise price of $.75 per share. No consideration was received for the issuance of the warrants because MidNet wanted to establish a relationship with persons and entities which MidNet believed could provide a source or sources of potential financing for MidNet in the future. Accordingly, MidNet issued the subject warrants. The exercise price of $0.75 per share was in excess of the market price of MidNet's shares at the time the warrants were issued and was, in the opinion of MidNet, fair and reasonable at the time. As of February 17, 2004, the holders of 1,342,450 warrants, consisting of 37 separate and unrelated holders, had exercised their warrants to acquire 1,342,450 shares of MidNet's restricted Common Stock, at a price of $.75 per share. 1,342,450 shares have been issued based upon this exercise. MidNet received a total of US$1,006,837.50 from the exercise of those warrants. None of the warrants were issued to or held by affiliates of the registrant. None of the shares of Common Stock issued upon exercise of the warrants were issued to, or are held by affiliates, either directly or indirectly. By the end of December 19, 2004 all warrants to purchase the 2 million shares had been exercised and the Company received $1,500,000. These were issued to "accredited" investors and were exempt under Rule 506.

2005

On February 24, 2005 the Company issued 250,000 shares of restricted common stock at $2.00 per share for consulting services pursuant to an agreement for $500,000.

During the three months ended March 31, 2005, the Company granted 100,000 options to an advisory board member for future consulting services valued at $82,576

On June 8, 2005 the Company entered into a contract with Avalon partners whereby Avalon will provide financing, business consulting and investor relations services to the company. The Company issued 750,000 restricted common shares and granted 200,000 options to buy restricted common shares at a price of $1.00 and 200,000 at a price of $1.50 for a period of two years from the date of grant.

On April 25, 2005, the Company initiated a private offering for a total of 1,500,000 restricted common shares at a price of $0.60 per share to fund the Company's operations. Subsequently, this private offering was repriced at $0.25 per share. Under this private placement, 1,627,960 shares were issued for proceeds of $406,990.

On August 22, 2005, the Company initiated a private offering for a total of 200,000 units of restricted common stock, each unit consisting of a restricted common share priced at $0.25 per share together with a warrant for a restricted common share at a price of $0.75 per share exercisable within one year of the purchase of such unit.

On September 14, 2005 the Company initiated a private offering for the sale of 200,000 shares at $0.25 per share and to attach a non-transferable warrant entitling the holder to purchase one restricted common share at an exercise price of US$.75 per share. These Warrants may be exercised anytime within the twelve-month period from October 14, 2005 - October 13, 2006.
On October 14, 2005 the amount of shares to be issued was increased to 2,000,000 with the Board having sole discretion to modify the number of and sale price of such shares, based on market conditions and other factors. Monies derived from such sale were for the continued operation, development and expansion of the Company. A further 1,043,531 shares were issued for proceeds of $667,873.

On October 17, 2005 the Company entered into a contract with Equity Alliance Inc. whereby Equity will provide financing, business consulting and investor relations services to the company. The Company issued 900,000 restricted common shares at a price of $0.31 This contract is for a period of six months.

On October 17, 2005 the Company entered into a contract with Wall St. whereby wall St. will provide investor relations services to the company for a period of six months. The Company issued 639,350 restricted common shares at a price of $0.31.

2006

Subsequent to Year End the following securities have been subscribed for:

     - 387,000 restricted common shares at a price of $0.25 per share together with a warrant for a restricted common share at $0.50 per share exercisable within 12 months of issue for total proceeds of $96,750;
     - 245,711 restricted common shares at a price of $0.17 per share together with a warrant for a restricted common share at $0.50 per share exercisable within 12 months of issue for total proceeds of $41,800;
     - 429,197 restricted common shares at a price of $0.12 per share together with a warrant for a restricted common share at $0.50 per share exercisable within 12 months of issue for total proceeds of $51,540;
     - 4,046,100 restricted common shares at a price of $0.02 per share together with a warrant for a restricted common share at $0.75 per share exercisable within 12 months of issue for total proceeds of $80,922;

As at May 12, 2006 there were 21,411,176 common shares issued and outstanding, with an additional 5,108,008 restricted common shares to be issued;

As at May 12, 2006, there were 5,108,008 warrants for restricted common shares to be issued for a total number of warrants outstanding 6,167,539.

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

                           DESCRIPTION OF SECURITIES.

MidNet's Certificate of Incorporation authorizes a total share capital of 100,000,000 shares:

Preferred stock, $.0001 par value; 20,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2005.

Common stock, $ 0.0001 par value; 80,000,000 shares authorized; 21,411,176 shares issued and outstanding as of December 31, 2005.

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

Pursuant to the Agreement, Tugboat had 13,049,935 shares of Common Stock issued and outstanding, post-merger, of which MidNetNV shareholders owned 7,505,935 shares. Existing shares in MidNetNV were exchanged for shares in the Company at a ratio of 1:1.2240105. In addition, the three new Tugboat Directors, who were the directors of MidNetNV, own 300,000 shares of Tugboat Preferred Stock; and two consultants to the Company and four unrelated members of the Board of Advisors of the Company own options to purchase 1,260,000 shares of the Company's restricted Common Stock, at an exercise price of US$.50 per share.

The Company, on a consolidated basis, had nominal revenues in 2005 of $27,396. These revenues were generated by MidNet Canada, Inc. The majority of $3,072,332 in operating expenses incurred by MidNet in 2005 related to salary, bandwidth and co-location fees, administrative, accounting, legal and consulting fees. Prior to this, expenses incurred by the Company were mainly administrative, accounting, legal and consulting fees, which totaled $81,038 for the period ended December 31, 2003 and 1,062,398 for the period to December 31, 2004

MidNet (formerly known as Tugboat) is a development stage company without established operations or revenues. It is unable to satisfy cash requirements without financial support or other funding. Management and certain investors have made $2,229,384 of capital contributions to MidNet. The Company anticipates, but has no assurance, that it will meet its cash requirements for the foreseeable future from revenues from proposed operations, without raising additional funds through the capital markets required to fulfill the goals of its business plan.

PLAN OF OPERATIONS

MidNet's plan of operations over the next 12 months is to ramp up the marketing and delivery of its network services to anticipated customers, consistent with its business plan. MidNet is classified as a development stage company because its principal activities involve seeking and developing business activities and furthering operations. MidNet plans to generate revenue by charging customers to send and receive data over The Middle Network(SM). This will include sending and receiving "digital" packages (e.g., digital videos and movies), video conferencing and customers using The Middle Network(SM) as their company data network. Data is measured, and will be billed, in gigabytes. Pricing is designed to be competitive with traditional shipping services (such as FedEx).

During MidNet's initial phase of operations the following key milestones were realized:

Key Milestone                                  Beginning Date    Completion Date
-------------                                  --------------    ---------------
Acquired co-location facilities
for launch cities (Vancouver, Toronto,
Los Angeles, Houston, Calgary)                    May 2004        November 2004
Acquired private, inter city circuits
(Toronto-Vancouver-Los Angeles-Houston-
Denver-Calgary-Edmonton)                          June 2004       November 2004
Signed and connected first
customer                                          June 2004       July 2004

Anticipated key milestones for the next phase of operations with related time frames are as follows:

Key Milestone                                  Beginning Date    Completion Date
-------------                                  --------------    ---------------
Begin rollout of videophone network              June 2006         August 2006
Register first videophones with the network      August 2006       No end date
Establish first LAN extensions                   July  2006        August 2006
Extend network support services                  July 2006         2006-07

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
                                                  ==========

Over the last two years, MidNet has spent approximately $550,000 relating to research and development in the form of equipment (approximately, $100,000), salaries ($350,000) and related expenses (approximately $100,000). We expect to incur $350,000 in research and development costs over the next twelve months.

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

(d) Kenneth M. Fasnacht resigned as Chief Financial Officer and as Secretary and Treasurer of MidNet, Inc and was replaced in the interim by Tom Locke, MidNet, Inc.'s (the "registrant's") current Executive Vice-President of Strategic Planning, and;

(e) Effective June 23,2005, Curtis Staples, Vice-President of Marketing, was appointed a Director of the company.

(f) Effective September 14, 2005, Ruedi Aschwenden, Vice-President of IT, resigned from that position and also as a Director of the Company.

(g) Effective September 14, 2005, Simon Dorey was appointed as CFO of the
Company

(h) Effective October 7, 2005, Curtis Staples resigned as a Director of the Company.

(i) Effective October 14, 2005, Peter Fentiman resigned as Chairman and as a Director of the Company.

(j) Effective January 1, 2006, Tom Locke resigned as Vice-President of Strategic Planning.

SIGNIFICANT AGREEMENTS

(a) Effective February 24, 2005, MidNet entered into an agreement with Linear Group LLC. The Linear Group will provide various investment banking services, investors' communications, and public relation services with industry analysts, existing shareholders, brokers, dealers and other professionals. The agreement has a term of one year and may be canceled by either party for any reason during the first ninety (90) days. Upon execution of the agreement, consideration paid to Linear Group included $5,000 cash, 250,000 shares of the registrant's restricted common stock and 400,000 stock options to acquire 400,000 shares of the registrant's common stock. The stock options have a term of three years and include certain registration rights. Half of the options are exercisable at $2.00 per share and the other half are exercisable at $3.00 per share. In addition, registrant will pay $5,000 cash per month and issue another 250,000 shares of the registrant's restricted common stock 90 days after execution of the agreement. Subsequent to March 31, 2005, the Company exercised its right to cancel this agreement, within the aforementioned 90-day period. Before cancellation of the agreement, the Company issued 250,000 restricted shares of common stock with a fair market value of $500,000. All other subsequent obligations have been cancelled.

(b) Effective February 8, 2005 MidNet entered into an agreement with Lightning Media, a Los Angeles based company, to provide private digital network services for the secure transport of media data over MidNet's digital communications system known as The Middle Network. The agreement provides a minimum usage fee of $1,000 per month and has a term of one year beginning March 9, 2005.

(c) Effective March 3, 2005, the registrant entered into an agreement with World Accessibility Marketplace Inc. ("World Accessibility") whereby the registrant will provide hardware fingerprinting or registration services to World Accessibility. The registration services will allow certain telecommunications devices marketed by World Accessibility to operate over the registrant's digital communications system known as The Middle Network. The agreement provides a flat rate fee of $4 (Canadian) for each device registered. Under the agreement, the registrant is required to register a minimum of 300,000 devices during the calendar year 2005.

Mr. Tilo Kunz, CEO of MidNet, currently serves as the Chairman of World Accessibility. Mr. Kunz serves in such capacity for World Accessibility without any form or arrangement for compensation of any nature, presently or in the future, and owns no form of equity in World Accessibility, either directly or indirectly. However, Mr. Tilo Kunz's father, Eric Kunz, indirectly owns 50% of the total outstanding equity in World Accessibility. Mr. Tilo Kunz devotes nominal time to the business of World Accessibility.

(d) On May 2, 2005, MidNet signed a term sheet with California-based Uniloc USA Inc., wherein Uniloc's patented "Digital DNA" fingerprinting technology, which uniquely identifies specific devices, will allow MidNet to authenticate all communications devices being used on The Middle Network. Uniloc's technologies are designed to enhance the secure and private transmission of data over The Middle Network. Uniloc's device authentication system, NetAnchor(TM), allows application service providers (ASPs) who conduct business over The Middle Network to secure all data transmissions by limiting content access to specific communications devices (e.g., videophones, voice-over-ip (VOIP) phones, video-on-demand and video streaming equipment, and PCs equipped with microphones, speakers and webcams). This system will facilitate critical copyright control and anti-piracy measures. The Uniloc NetAnchor(TM) system is designed as a core component of MidNet's device registration database, which is expected to include more than 500,000 digital communications devices within the next year. Uniloc has committed that its system will be able to accommodate the registration of over 6 million communications devices on the Middle Network within 5 years. MidNet expects the integration of the Uniloc system to be completed within 90 days.

(e) On June 8, 2005 the Company entered into a contract with Avalon partners whereby Avalon will provide financing, business consulting and investor relations services to the company. The Company issued 750,000 restricted common shares and granted 200,000 options to buy restricted common shares at a price of $1.00 and 200,000 at a price of $1.50 for a period of two years from the date of grant.

(f) On October 17, 2005 the Company entered into a contract with Janae Consulting Inc. whereby Janae Inc will provide financing, business consulting and investor relations services to the company. The Company issued 500,000 restricted common shares at a price of $0.31

(g) On October 17, 2005 the Company entered into a contract with Equity Alliance Inc. whereby Equity will provide financing, business consulting and investor relations services to the company. The Company issued 900,000 restricted common shares at a price of $0.31 This contract is for a period of six months.

(h) On October 17, 2005 the Company entered into a contract with Wall St. whereby Wall St. will provide investor relations services to the company for a period of six months. The Company issued 639,350 restricted common shares at a price of $0.31.

(i) On December 20, 2005, MidNet, Inc. (the "Company") entered into an agreement with Thornton & Associates Ltd. ("Thornton") to establish territory in India for the Company's Middle Network(SM) Services. Thornton provides business development services for North American companies desiring to do business in India.

SUBSEQUENT EVENTS

Subsequent to year end, the Company has issued a total of 5,108,008 common shares and attached warrants for total proceeds of $271,012 as identified in more detail in the section on securities above.

On March 25, MidNet announced that it will be discontinuing its ATM services within ninety days to focus its efforts on Next Generation Networking in support of Video Telephony. This service was discontinued effectively May 10, 2005.

The Company has not been able to build out the video store as anticipated in October 2005. The Company has taken steps to reduce its obligations but, to date, no other tenant has been found for the space.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS for Years Ending December 31, 2005 and 2004

                    [LETTERHEAD OF WILLIAMS & WEBSTER, P.S.]

Board of Directors
MidNet, Inc.
Vancouver, B.C.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of MidNet, Inc. (a development stage company and Delaware corporation formerly known as Tugboat International, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MidNet, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Williams & Webster, P.S.
------------------------------------
Certified Public Accountants
Spokane, Washington

May 17, 2006

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  December 31,          December 31,
                                                                     2005                  2004
                                                                  -----------           -----------
ASSETS

CURRENT ASSETS
  Cash                                                            $     4,392           $   509,345
  Accounts receivable                                                  25,744                 2,962
  GST receivable                                                        4,635                18,864
  Prepaid expenses                                                    139,406                37,819
                                                                  -----------           -----------
      Total Current Assets                                            174,177               568,990
                                                                  -----------           -----------

PROPERTY AND EQUIPMENT                                                 44,966                73,448
                                                                  -----------           -----------
OTHER ASSETS
  Security deposits                                                    39,820                36,680
                                                                  -----------           -----------
      Total Other Assets                                               39,820                36,680
                                                                  -----------           -----------

      TOTAL ASSETS                                                $   258,963           $   679,118
                                                                  ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                $   274,713           $    77,777
  Related party payable                                               189,633                 1,382
    Taxes payable                                                      34,420                 5,596
                                                                  -----------           -----------
      Total Current Liabilities                                       498,766                84,755
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES                                              --                    --
                                                                  -----------           -----------
STOCKHOLDERS' EQUITY
  Preferred stock, 20,000,000 shares authorized, $0.0001
   par value; 300,000 shares issued and outstanding                        30                    30
  Common stock, 80,000,000 shares authorized,
   $0.0001 par value; 21,411,176 and 15,684,335 shares
   issued and outstanding, respectively                                 2,141                 1,568
  Additional paid-in capital                                        4,204,775             1,939,997
  Stock Warrants                                                       55,787                    --
  Accumulated other comprehensive loss                                (92,934)               (9,963)
  Accumulated deficit during development stage                     (4,409,602)           (1,337,269)
                                                                  -----------           -----------
      Total Stockholders' Equity                                     (239,803)              594,363
                                                                  -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   258,963           $   679,118
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

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
--------------------------------------------------------------------------------

                                                                                     Period from
                                                                                   January 16, 2002
                                                       Year Ended                    (Inception)
                                                       December 31,                      to
                                             --------------------------------        December 31,
                                                 2005                2004                2005
                                             ------------        ------------        ------------
REVENUES
  Subscription fees                          $     27,396        $      2,897        $     30,294
  Other                                                --                  --              21,328
                                             ------------        ------------        ------------
      TOTAL REVENUE                                27,396               2,897              51,622

EXPENSES
  Salaries expense                                350,319             259,285             609,604
  Provision for Bad Debt Expense                    2,342                  --                  --
  Bandwidth and co-location fees                  555,160             165,018             720,178
  Office expense                                  100,377             112,022             263,444
  Depreciation                                     28,588              18,376              51,979
  Consulting services                           1,937,994             386,359           2,555,006
  Professional fees                                71,960              67,564             151,026
  Marketing expense                                37,712              53,773              91,485
                                             ------------        ------------        ------------
      TOTAL OPERATING EXPENSES                  3,084,452           1,062,397           4,445,066
                                             ------------        ------------        ------------
LOSS FROM OPERATIONS                           (3,057,056)         (1,059,500)       $ (4,393,444)

OTHER INCOME (EXPENSE)
  Other income                                         --                  --                  26
  Foreign currency exchange loss                  (16,171)                (33)            (19,256)
  Interest income                                     895               2,179               3,074
                                             ------------        ------------        ------------
  TOTAL OTHER INCOME (EXPENSE)                    (15,276)             (2,146)            (16,156)
                                             ------------        ------------        ------------

LOSS BEFORE TAXES                              (3,072,332)         (1,057,354)         (4,409,602)

INCOME TAXES                                           --                  --                  --
                                             ------------        ------------        ------------

NET LOSS                                       (3,072,332)         (1,057,354)         (4,409,602)
                                             ------------        ------------        ------------
OTHER COMPREHENSIVE LOSS
  Foreign currency translation loss               (92,934)             (9,963)            (92,934)
                                             ------------        ------------        ------------

COMPREHENSIVE NET INCOME LOSS                $ (3,165,266)       $ (1,067,317)       $ (4,502,536)
                                             ============        ============        ============
BASIC AND DILUTED NET LOSS
PER COMMON SHARE                             $      (0.19)       $      (0.07)
                                             ============        ============
BASIC AND DILUTED WEIGHTED
AVERAGE NUMBER OF COMMON
STOCK SHARES OUTSTANDING                       16,835,432          14,985,515
                                             ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                         Preferred Stock                 Common Stock             Additional
                                       -------------------          ---------------------          Paid-in
                                       Shares       Amount          Shares         Amount          Capital
                                       ------       ------          ------         ------          -------
Stock issued for cash on January
16, 2002  at $0.0001 per share              --      $   --        7,344,000       $    734       $     5,266
Stock issued for cash at
$1.00 per share                             --          --          131,335             13           107,287
Stock subscription receivable          300,000          30               --             --               270
Stock issued for consulting
services at  $1.00 per share                --          --           30,600              4            24,996
Net loss for the year ended
December 31, 2002                           --          --               --             --                --
                                       -------      ------      -----------       --------       -----------
Balance, December 31, 2002             300,000          30        7,505,935            751           137,819

Recapitalization of company via
reverse merger with Tugboat
International, Inc.                         --          --        5,544,000            554              (469)
Stock issued for cash at
$0.75 per share                             --          --          133,000             13            99,737
Stock issued for consulting
services at  $0.36 per share                --          --          550,000             55           195,445
Net loss for the year ended
December 31, 2003                           --          --               --             --                --
                                       -------      ------      -----------       --------       -----------
Balance, December 31, 2003             300,000          30       13,732,935          1,373           432,532

Stock issued for consulting
services at $1.00 per share                 --          --          115,000             12           114,988
Warrants exercised for cash
at $0.75 per share                          --          --        1,867,000            186         1,400,063
Stock subscriptions paid                    --          --               --             --                --
Stock repurchase                            --          --          (30,600)            (3)          (24,997)
Warrants issued for services                --          --               --             --            17,411
Foreign currency translation                --          --               --             --                --
Net loss for the year ended
December 31, 2004                           --          --               --             --                --
                                       -------      ------      -----------       --------       -----------

Balance, December 31, 2004             300,000      $   30       15,684,335       $  1,568       $ 1,939,997

Stock issued for consulting
services at $2.00 per share                 --          --          250,000             25           499,975
Stock issued for consulting
services at $0.49 per share                 --          --          750,000             75           367,425
Stock issued for consulting
services at $0.31 per share                 --          --        2,039,350            204           631,995
Stock issued for cash at
$0.25 per share                             --          --        2,687,491            269           615,818
Fair Value attributed to Warrants           --          --               --         55,787
Fair Value attributed to Options       149,567
Foreign currency translation                --          --               --             --                --
Net loss for the year ended
December 31, 2005                           --          --               --             --                --
                                       -------      ------      -----------       --------       -----------

Balance, December 31, 2005             300,000      $   30       21,411,176       $  2,141       $ 4,260,563
                                       =======      ======      ===========       ========       ===========

                                                                                               Accumulated
                                                                                                  Total
                                                                Other        Deficit During    Stockholders'
                                             Subscriptions  Comprehensive     Development        Equity
                                              Receivable        Loss             Stage          (Deficit)
                                              ----------        ----             -----          ---------

Stock issued for cash on January
16, 2002  at $0.0001 per share                $      --       $     --       $        --       $     6,000
Stock issued for cash at $1.00
per share                                            --             --                --           107,300
Stock subscription receivable                      (300)            --                --                --
Stock issued for consulting
services at $1.00 per share                          --             --                --            25,000
Net loss for the year ended
December 31, 2002                                    --             --          (220,231)         (220,231)
                                              ---------       --------       -----------       -----------
Balance, December 31, 2002                         (300)            --          (220,231)          (81,931)

Recapitalization of company via reverse              --             --                --                85
 merger with Tugboat International, Inc.
Stock issued for cash at $0.75 per share             --             --                --            99,750
Stock issued for consulting services at
 $0.36 per share                                     --             --                --           195,500
Net loss for the year ended
December 31, 2003                                    --             --           (59,684)          (59,684)
                                              ---------       --------       -----------       -----------
Balance, December 31, 2003                         (300)            --          (279,915)          153,720

Stock issued for consulting services at
$1.00 per share                                      --             --                --           115,000
Warrants exercised for cash at
$0.75 per share                                      --             --                --         1,400,249
Stock subscriptions paid                            300             --                --               300
Stock repurchase                                     --             --                --           (25,000)
Warrants issued for services                         --             --                --            17,411
Foreign currency translation                         --         (9,963)               --            (9,963)
Net loss for the year ended
December 31, 2004                                    --             --        (1,057,354)       (1,057,354)
                                              ---------       --------       -----------       -----------
Balance, December 31, 2004                    $      --       $ (9,963)      $(1,337,269)      $   594,363
                                              =========       ========       ===========       ===========

Stock issued for consulting
services at $2.00 per share                          --             --                --           500,000
Stock issued for consulting
services at $0.49 per share                          --             --                --           367,500
Stock issued for consulting
services at $0.31 per share                          --             --                --           632,199
Stock issued for cash at
$0.25 per share                                      --             --                --           616,085
Fair Value attributed to Warrants --                 --             --            55,787
Fair Value attributed to Options                149,567
Foreign currency translation                         --        (82,971)             (377)          (83,348)
Net loss for the year ended
December 31, 2005                                    --             --        (3,071,955)       (3,071,955)
                                              ---------       --------       -----------       -----------
Balance, December 31, 2005                           --       $(92,934)      $ 4,409,602       $  (239,803)
                                              =========       ========       ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                          Period from
                                                                                        January 16, 2002
                                                                Year Ended                (Inception)
                                                                December 31,                   to
                                                       -----------------------------       December 31,
                                                          2005              2004              2005
                                                       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(3,072,332)      $(1,057,354)      $(4,409,602)
  Depreciation                                              28,588            18,376            53,029
  Adjustments to reconcile net loss
   to net cash used by operating activities:
    Provision for bad debt                                   2,342                --             2,342
    Common stock issued for services                     1,499,699           115,000         1,614,699
    Common stock issued for prepaid expenses                    --                --           195,500
    Common stock warrants issued for services                   --            17,411            17,411
    Options issued for services                            149,567                --           149,567
    (Increase) decrease in accounts receivable             (22,782)           (2,962)          (25,744)
    (Increase) decrease in prepaid expenses               (101,587)          182,681          (139,406)
    (Increase) decrease in tax receivable                   14,229           (18,864)           (4,635)
    (Increase) decrease in security deposits                (3,140)          (35,922)          (39,820)
    Increase (decrease) in accounts payable                196,936            67,843           274,713
    Increase (decrease)in related party payables           188,251             1,383           214,633
    Increase (decrease)in consulting fees payable               --          (130,000)               --
    Increase (decrease) in other payables                   28,824             5,900            34,420
                                                       -----------       -----------       -----------
Net cash used in operating activities                   (1,091,405)         (836,508)       (2,062,893)
                                                       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                         --           (86,808)          (97,889)
                                                       -----------       -----------       -----------
Net cash used in investing activities                           --           (86,808)          (97,889)
                                                       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                               --               300               300
  Common stock issued for cash                             616,085         1,400,250         2,229,384
  Cash issued for acquisition
  of subsidiary                                                 --                --                85
  Treasury stock purchased for cash                             --           (25,000)          (25,000)
                                                       -----------       -----------       -----------
Net cash provided in financing activities                  616,085         1,375,550         2,204,769
                                                       -----------       -----------       -----------
Net increase (decrease) in cash                           (475,320)          452,234            43,987

Foreign currency translation gain (loss)                   (29,632)           (9,963)          (39,595)

CASH, BEGINNING OF PERIOD                                  509,345            67,074                --
                                                       -----------       -----------       -----------
CASH, END OF PERIOD                                    $     4,392       $   509,345       $     4,392
                                                       ===========       ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                        $        --       $        --       $        --
                                                       ===========       ===========       ===========
  Income tax paid                                      $        --       $        --       $        --
                                                       ===========       ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                     $ 1,499,699       $   115,000       $ 1,614,699
  Common stock issued for acquisition
  of subsidiary                                        $        --       $        --       $        85
  Preferred stock issued for acquisition
  of subsidiary                                        $        --       $        --       $       300
  Common stock issued for prepaid expenses             $        --       $        --       $   195,500
  Common stock warrants issued for services            $        --       $    17,411       $    17,411

              The accompanying notes are an integral part of these
                       consolidated financial statements.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

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

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

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

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations at December 31, 2005.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company estimates bad debts utilizing the allowance method, based upon past experience and current market conditions. At December 31, 2005, the allowance for doubtful accounts was 2,342 as the receivables are all recently acquired and are expected to be collectable.

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

CONCENTRATION OF CREDIT RISK - The Company maintains its cash in two commercial accounts at major financial institutions. The financial institutions are considered creditworthy and have not experienced any losses on its deposits.

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

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

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

At December 31, 2005 and 2004, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

DEVELOPMENT STAGE COMPANY - The Company has been a development stage company since its inception on January 16 2002 and presents its financial statements in conformity with generally accepted accounting principles that apply to established operating companies. As such, the Company charges all administrative expenses to operations in the year they occur. The Company capitalizes only those costs that it expects to recover through future operations and those costs are subject to a regular review for possible impairment.

As a development stage company, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to December 31, 2005.

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

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and related party payables and loans payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

FOREIGN CURRENCY TRANSLATION GAINS/LOSSES - The functional currency of the Company's foreign subsidiary is the local currency in the country is which the subsidiary is located. Assets and liabilities denominated in foreign currencies are translated to United States dollars at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average rates of exchange prevailing during the year. The net gain or loss resulting from translation is included in accumulated other comprehensive income. Gains and losses on foreign currency transactions are included in the consolidated statement of operations. There were no significant foreign currency transaction gains or losses in 2005 or 2004.

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

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

The Company derives revenue by charging customers fees to transport digital data over the Company's data network. Data will be measured in gigabytes and the Company will recognize revenue based on usage. The amount charged per gigabyte will vary depending on a number of factors including:

     * the amount of data transmitted over the network (high volume users will generally pay less per gigabyte than low volume users);
     * the type of data transmitted (i.e.. video or data files, video conferencing, online collaboration, e-mail, etc.); and
     * whether transmission is real-time or instantaneous (higher fee per gigabyte) or delayed (lower fee per gigabyte).

Revenue recognized during 2005 was based on a fixed monthly charge for a certain amount of data traffic with additional traffic being billed at a set rate, pursuant to the customer agreements entered into.

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

NOTE 3 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has only nominal revenues and incurred material recurring losses from operations. At December 31, 2005, the Company had an accumulated deficit of $4,409,602. For the year ended December 31, 2005, the Company sustained a net loss of 3,072,332. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. Management anticipates expenditures of approximately $3 million for operations in 2006. The Company's management is also putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

NOTE 4 - STOCKHOLDERS' EQUITY

PREFERRED STOCK
The Company is authorized to issue 20,000,000 shares of $0.0001 par value preferred stock. The preferred stock has the right to receive dividends equivalent to any per share dividend paid to the common shares, additional voting rights that may be exercised upon certain conditions, and the right to participate in any forward/reverse stock splits of the issued and outstanding common stock of the Company. As of December 31, 2005 and 2004, the Company has 300,000 shares of preferred stock issued and outstanding. Each preferred share holder has 100 votes per share.

COMMON STOCK
The Company is authorized to issue 80,000,000 shares of $0.0001 par value common stock. Each share of stock is entitled to one vote at the annual shareholders' meeting.

STOCK TRANSACTIONS
During the year ended December 31, 2005, the Company issued 2,687,491 shares of common stock at $0.25 per share and issued 1,059,531 warrants at $0.75. In addition the company issued 3,039,350 shares for consulting services: 250,000 shares were issued at $2.00 per share, 750,000 shares were issued at $0.49 per share, and 2,039,350 were issued at $0.31 per share.

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

NOTE 5 - MERGER AND REORGANIZATION

On December 11, 2003, Tugboat International, Inc. and MidNet, Inc. completed an agreement and plan of merger whereby Tugboat International, Inc. issued 7,505,935 shares of its common stock and 300,000 shares of its preferred stock in exchange for all of the outstanding common and preferred stock of MidNet, Inc. The acquisition was accounted for as a recapitalization of MidNet, Inc. because the shareholders of MidNet, Inc. controlled Tugboat International, Inc. after the acquisition. Net assets consisted of $85 cash.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company has executed agreements with a regional telecommunications vendor to provide private circuits. The agreements establish connectivity between various cities in North America and local loops between customer premises and co-location facilities. The Company has paid deposits with the vendor of $39,820 as of December 31, 2005. The contracts require monthly payments of approximately $33,395. Annual payments for the years ended December 31, 2006 and 2007 are approximately $400,740 per year. Subsequent to year end, on March 25, 2006, the Company announced the discontinuance of the network, in order to concentrate on its Next Generation Networking in support of Video Telephony.

As of December 31, 2005, the Company has executed various agreements with local vendors to provide co-location services. Co-location facilities represent network transition or aggregation points in cities and metropolitan areas. These facilities provide Telco grade services and spaces for either a single rack cabinet within which the Company installs its equipment or rooms within which the Company installs multiple rack cabinets. The Company has paid deposits with these vendors of $3,950 as of December 31, 2005. The contracts require monthly payments of approximately $2,000. Subsequent to year end, on March 25, 2006, the Company announced the discontinuance of the ATM network, in order to concentrate on its Next Generation Networking in support of Video Telephony. Termination fees of approximately $120,000 are payable upon the early termination of the agreement. Should the company succeed in negotiating a transfer to an IP based network, these Termination fees will be waived.

MidNet leases 360 square feet of commercial space at Suite 300, 1055 West Hastings Street, Vancouver, BC Canada V6E 2E9. This facility houses a small satellite marketing and sales office. MidNet renewed its lease on January 1, 2005, and the lease expired on December 31, 2005. The Company renewed its lease at the current monthly rental rate of Cdn $2,800 (approximately US$2,400).

During the year ended December 31, 2005 the Company entered into a one-year rental agreement to lease space for a video-phone store. This required a deposit of $5,500 and monthly rental of $3,520 for a total of $35,300. Subsequent to year end, the Company determined that it did not have sufficient financial resources to complete the store build-out and has informed the landlord of this situation. The Company is still liable for the balance of lease payments but is optimistic that the landlord will be able to mitigate the situation so that the total amount will not be required.

Purusant to the agreement negotiated with Uniloc Inc, on 27 May 2005, within five working days of a formal request by MidNet to integrate a videophone (the make, model and operating system of which is to be specified by MidNet and agreed to by Uniloc), MidNet shall pay to Uniloc a nonrefundable development fee in the amount of Thirty Five Thousand Dollars ($35,000) for each make and model of videophone. There is no estimate of how many such phones shall be integrated.

NOTE 7 - PROVISION FOR TAXES

At December 31, 2005 and 2004, the Company had a net deferred tax asset calculated at an expected rate of 34% of approximately $1,499,000 and $455,000, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2005 and 2004.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

The significant components of the deferred tax asset at December 31, 2004 and 2003 were as follows:

                                                December 31,        December 31,
                                                   2005                2004
                                                -----------         -----------

     Net operating loss carryforwards           $ 4,410,000         $ 1,337,300
                                                ===========         ===========

     Deferred tax asset                         $ 1,499,000         $   455,000
                                                ===========         ===========
     Deferred tax asset valuation allowance     $(1,499,000)        $  (455,000)
                                                ===========         ===========

The change in the allowance account from December 31, 2005 to December 31, 2004 was $1,044,000 which is attributed to operating expenses.

At December 31, 2005 and 2004, the Company has net operating loss carryforwards of approximately $4,410,000 and $1,337,300 respectively, which will expire in the years 2021 through 2026.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company has related party trade payables for payroll and expenses of $90,100 to officers and directors and former officers and directors of the company. The Company has related party payables for consulting services to an officer and former officers and directors of the Company of $99,575. These amounts are unsecured, non-interest bearing and are payable upon demand. Subsequent to year end, $8,000 has been paid.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

NOTE 9 - PREPAID EXPENSES

Prepaid expenses consist of the following:

                                                         December 31,
                                                  -------------------------
                                                    2005             2004
                                                  --------         --------
     Prepaid legal & accounting fees              $     --         $ 12,935
     Prepaid license fees*                         115,000               --
     Prepaid subscriptions                          16,648           15,972
     Other prepaid expenses                            840            8,912
                                                  --------         --------
     Total                                        $134,108         $ 37,819
                                                  ========         ========

The prepaid licence fees will be amortized proportionately over the sale of licences. An agreement for the sale of 1,000,000 licences was made with Thornton & Associates for the Indian market on December 27, 2005. This agreement terminated on March 31, 2006 but was extended until August 31. 2006. Todate these licences have not been delivered but are expected to be sold within the 2006 fiscal year.

NOTE 10 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

                                                         December 31,
                                                  -------------------------
                                                    2005             2004
                                                  --------         --------
     Computer Equipment                           $ 87,604         $ 87,604
     Leasehold improvements                         10,285           10,285
                                                  --------         --------
     Total                                          97,889           97,889
     Accumulated depreciation                      (52,923)         (24,441)
                                                  --------         --------
     Net Property & Equipment                     $ 44,966         $ 73,448
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

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

As of December 31, 2005, the Company has granted various directors and non-directors options to purchase shares as follows:

                                                                Weighted Average
                                                      Shares     Exercise Price
                                                      ------     --------------
Outstanding at January 1, 2003                         700,000     $   0.50
Granted                                                560,000         0.50
Exercised or expired                                        --           --
                                                    ----------     --------
Outstanding and exercisable at December 31,2003      1,260,000     $   0.50
                                                    ----------     --------
Granted                                                     --           --

Exercised or expired                                        --           --
                                                    ----------     --------
Outstanding and exercisable at December 31, 2004     1,260,000     $   0.50
                                                    ==========     ========

Granted                                                500,000     $   0.80
                                                    ----------     --------
Outstanding and exercisable at December 31, 2005     1,760,000     $   0.70
                                                    ==========     ========



Weighted average fair value of options granted
during the period ended December 31, 2005              500,000     $   0.29
                                                                   ========

As of December 31, 2005, the Company's options had the following expiration dates:

                                                 Exercise
                                                  Prices
Date of Grant            Options Granted       (#)($/share)      Expiration Date
-------------            ---------------       ------------      ---------------
3/4/2002                    500,000               0.50              3/04/2009
6/15/2002                   200,000               0.50              6/15/2009
2/12/2003                   560,000               0.50              2/12/2010
3/31/2005                   100,000               1.00              3/31/2012
6/8/2005                    200,000               1.00              6/8/2007
6/8/2005                    200,000               1.50              6/8/2007
                          ---------
Total Options Granted     1,760,000
                          =========

During the year ended December 31, 2005, the Company issued 1,059,531 warrants to purchase up to 1,059,531 shares of the Company's restricted common stock with an exercise price of $0.75 per share. The warrants have a one-year term and expire in October - December 2006.

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

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------

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

NOTE 12 - SUBSEQUENT EVENTS

On March 25, MidNet announced that it will be discontinuing its ATM services within ninety days to focus its efforts on Next Generation Networking in support of Video Telephony. This service was discontinued effectively May 10, 2005.

The Company has not been able to build out the video store as anticipated in October 2005. The Company has taken steps to reduce its obligations but, todate, no other tenant has been found for the space.

The following securities have been subscribed for:

     - 387,000 restricted common shares at a price of $0.25 per share together with a warrant for a restricted common share at $0.50 per share exercisable within 12 months of issue for total proceeds of $96,750;

     - 245,711 restricted common shares at a price of $0.17 per share together with a warrant for a restricted common share at $0.50 per share exercisable within 12 months of issue for total proceeds of $41,800;

     - 429,197 restricted common shares at a price of $0.12 per share together with a warrant for a restricted common share at $0.50 per share exercisable within 12 months of issue for total proceeds of $51,540;

     - 4,046,100 restricted common shares at a price of $0.02 per share together with a warrant for a restricted common share at $0.75 per share exercisable within 12 months of issue for total proceeds of $80,922;

As at May 12, 2006 there were 21,411,176 common shares issued and outstanding, with an additional 5,108,008 restricted common shares to be issued;

As at May 12, 2006, there were 5,108,008 warrants for restricted common shares to be issued for a total number of warrants outstanding 6,167,539

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

ITEM 8B. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Company's Bylaws provide for a Board of Directors consisting of no less than one director and no more than five directors, and the number is determined by a properly approved resolution of the Board. The Board currently consists of one
(1) director.

(a) DIRECTORS AND EXECUTIVE OFFICERS AS OF DECEMBER 31, 2005

        Name             Age                     Position
        ----             ---                     --------
   Tilo Kunz             39     Director, President and Chief Executive Officer
   Simon Dorey           48     Chief Financial Officer, Secretary and Treasurer

Tilo Kunz has been the Director, President and CEO of MidNet since March 14, 2005. Prior to that Mr. Kunz had been Chairman of Midnet Inc. since March 13, 2003. He has also served as a Director, Chairman and Chief Operating Officer of MidNet's wholly owned subsidiary, MidNetNV, since January 2002. Prior to joining MidNetNV, Mr. Kunz was a media-based communications consultant since 1995. As a media consultant, Mr. Kunz's responsibilities and experience included business development, customer support operations, network development and market promotion strategies for various companies such as Tech-Catalyst Ventures, Inc., World Accessibility Marketplace Inc., International Image Services, Cinax Designs Inc., and Rainmaker Digital Pictures. Mr. Kunz received a business diploma from the British Columbia Institute of Technology, in 1989.

Simon Dorey has been the Chief Financial Officer of the Company since September 14, 2005. Mr. Dorey is a chartered accountant more than 20 years of finance, accounting and systems experience in private and public companies. After completing his accounting qualifications with KPMG in London, England, Mr. Dorey joined the Computer Consulting department of Deloitte with whom he transferred to Vancouver. He subsequently worked in their corporate finance and valuation department before joining a telecommunications software company in Calgary. Subsequently he has been VP Finance and CFO of a number of start-up companies in Vancouver as well as California and performing numerous consulting engagements with a variety of companies. He commenced working with Midnet in May 2005.

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

ITEM 10. EXECUTIVE COMPENSATION

No executive officer had annual compensation in excess of $100,000 during the two year period ending December 31, 2005.

SUMMARY COMPENSATION TABLE

Midnet paid, or owes, $40,400 in salary to Mr. Tilo Kunz, Chief Executive Officer, during the year ended December 31, 2005. MidNet paid, or owes, $40,400 in salary to Mr. Peter Fentiman, former Chief Executive Officer, during the year ended December 31, 2005. MidNet paid $60,000 in salary to Mr. Peter Fentiman, Chief Executive Officer, during the year ended December 31, 2004. No compensation was paid by MidNet to the Chief Executive Officer during the prior fiscal years.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                          % of Total      Exercise
                            Options        Options         Prices     Expiration
 Name/Position (a)        Granted(#)(b)    Granted       ($/share)       Date
 -----------------        -------------    -------       ---------       ----
Craig Hartman
Consultant                  100,000          5.68%          0.50       3/31/2012

Avalon Partners             200,000         11.36%          1.00       6/8/2007

Avalon Partners             200,000         11.36%          1.50       6/8/2007

Prior Years               1,260,000         71.59%          0.50       3/31/2011

All Optionees             1,760,000           100%          0.70

----------
(a) We did not grant any stock options to our Chief Executive Officer or other most highly compensated executive officers during the last two fiscal years ended December 31, 2005 and December 31, 2004.
(b) On December 11, 2003, in connection with its merger with MidNetNV, the Company granted (a) its Advisory Board members (b) a former officer of MidNetNV and (c) a consultant to the Company, options to purchase a total of 1,260,000 shares of the Company's restricted Common Stock, at an exercise price of $.50 per share. These options were exchanged for the outstanding MidNetNV options that were previously issued to these individuals.
(c) No other options were granted for the fiscal year ended December 31, 2005. See expiration date above for each individual.

We consider the terms of the foregoing option transactions to be fair and reasonable to both us and respective parties involved. All option grants, including exercise prices, were the result of arms-length negotiations between the parties.

Although the Board of Directors approved the creation of a stock option plan, no plan was actually prepared or implemented. Nevertheless, although a stock option plan was not in existence, the Board of Directors issued stock options to the individuals and companies named in the above table to acquire 1,760,000 shares of the Company's restricted common stock.

OPTION EXERCISES

None of the option holders have exercised options to purchase shares of common stock as of May 18, 2006.

                            COMPENSATION OF DIRECTORS

The directors of MidNet are not compensated for their services although such directors may from time to time be awarded options or other incentives by MidNet. However, directors will be reimbursed for their out-of-pocket expenses incurred in connection with their attendance at Board meetings.

                            CONTRACTUAL ARRANGEMENTS

On December 11, 2003, MidNet assumed MidNetNV's written consultant contract with Tom Locke, an officer of MidNet. Mr. Locke received a monthly salary of US$7,000.00 for his services, which were focused primarily on positioning and branding MidNet's services. This contract, which was updated as of January 1, 2005, may be terminated at any time upon 30 days' notice by either party. This contract was ended by Mr. Locke on December 31, 2005. The Company entered into a contract with The Havory Consulting Group for the financial consulting services of Mr. Simon Dorey on May 1, 2005. This contract was updated on September 14, 2005 under which The Havory Group receives CAD$7,000 (approximately USD $5,775 per month for the services of Mr.Dorey. The Company entered into a contract with Mr. Curtis Staples, former VP Marketing, for $7,000 per month. This contract was terminated by Mr. Staples on December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the ownership, as of December 31, 2005, of MidNet's common stock (a) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, and (b) by each of the directors, by all executive officers and by the directors as a group. To the best of the Company's knowledge, all persons named have sole voting and investment power with respect to the shares, except as otherwise noted.

(a) Security Ownership of Certain Beneficial Owners

None.

(b) Security Ownership of Officers and Directors.

Title
 of                   Current                        No. of        Nature of
Class             Name & Address                     Shares        Ownership
-----             --------------                     ------        ---------

Common            Tilo Kunz                        2,448,000       Direct-18%
                  5182 Redonda Drive
                  North Vancouver, B.C.
                  Canada V7R 3K3
Preferred                                            100,000       Direct-33.3%

All Officers and Directors as a
 Group (Approx.) (1 Individual)       Common       2,448,000       Direct 18%
                                      Preferred      100,000       Direct-33.3%

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

Based on the independent contractor agreements they had with the Company, commencing February 1, 2004, Mssrs. Fentiman, Kunz and Aschwanden, who were officers and directors of the Company, received compensation of $2,500.00 per month. They received no compensation for their respective services as officers and directors, per se. Effective March 1, 2004, Mssrs. Fentiman, Kunz and Aschwanden became employees of the company and received an annual compensation of approximately US$60,000 per annum.

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

Tilo Kunz            Director, Chairman, and    2,448,000 shares of common stock and 100,000     Cash and services
                     Chief Operating Officer    shares of preferred stock were issued in
                                                exchange for cash consideration

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

ITEM 14. ACCOUNTANT'S FEES

During the year approximately $26,000 was paid to Williams and Webster for professional services related to the audit and review of the Company's financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 18 day of May, 2006.


                           By: /s/ Simon Dorey
                              --------------------------------------
                              Simon Dorey
                              Chief Financial Officer, and Treasurer
                              (Principal financial and chief accounting officer)