Form 10QSB
period 2006-03-31
MIDNET INC
filed 2006-05-23
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 134

                  For the quarterly period ended March 31, 2006

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

As of May 19, 2006 there were 21,411,176 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: None.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                      March 31,            December 31,
                                                                        2006                  2005
                                                                     -----------           -----------
                                                                     (unaudited)
ASSETS

CURRENT ASSETS
   Cash                                                              $     5,281           $     4,392
   Accounts receivable                                                    50,342                25,744
   GST receivable                                                         10,633                 4,635
   Prepaid expenses                                                      141,486               139,406
                                                                     -----------           -----------
      Total Current Assets                                               207,742               174,177
                                                                     -----------           -----------

PROPERTY, NET OF DEPRECIATION                                             37,996                44,966

OTHER ASSETS
   Security deposits                                                      39,785                39,820
                                                                     -----------           -----------
      Total Other Assets                                                  39,785                39,820
                                                                     -----------           -----------
   TOTAL ASSETS                                                      $   285,523           $   258,963

                                                                     ===========           ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $   371,660           $   274,713
   Related party payable                                                 226,890               189,633
   Taxes payable                                                          54,745                34,420
                                                                     -----------           -----------
      Total Current Liabilities                                      $   653,295           $   498,766
                                                                     -----------           -----------

STOCKHOLDERS' EQUITY
   Preferred stock, 20,000,000 shares authorized, $.0001
    par value; 300,000 shares issued and outstanding                          30                    30
   Common stock, 80,000,000 shares authorized,
    $.0001 par value; 21,411,176 and 21,411,476 shares
    issued and outstanding, respectively,  632,711 issuable                2,204                 2,141
   Additional paid-in capital                                          4,339,115             4,204,775
   Stock Warrants                                                         55,787
   Accumulated other comprehensive income                                (93,179)              (92,934)
   Accumulated deficit during development stage                       (4,675,942)           (4,409,602)
                                                                     -----------           -----------
      Total Stockholders' Equity                                        (367,772)             (239,803)
                                                                     -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                            $   285,523           $   258,963
                                                                     ===========           ===========

                        See accompanying condensed notes.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                    January 16, 2002
                                                        Three months ended            (Inception)
                                                              March 31,                    to
                                                --------------------------------        March 31,
                                                    2006                2005              2006
                                                ------------        ------------      ------------
                                                (unaudited)         (unaudited)       (unaudited)
REVENUES
  Subscription fees                             $     27,836        $         --      $     58,129
  Other                                                   --                  --            21,328
                                                ------------        ------------      ------------
      TOTAL REVENUE                                   27,836                  --            79,457
                                                ------------        ------------      ------------
EXPENSES
  Salaries expense                                    78,114             117,430           687,719
  Provision for bad debt expense                          --                  --             2.342
  Bandwidth and co-location fees                     100,654             197,246           820,832
  Office expense                                      32,209              21,510           295,654
  Depreciation                                         6,969               7,449            58,948
  Consulting services                                 67,564             632,327         2,622,570
  Professional fees                                    7,483              37,725           158,059
  Marketing expense                                    1,186              21,707            92,672
                                                ------------        ------------      ------------
      TOTAL OPERATING EXPENSES                       294,179           1,035,394         4,739,245
                                                ------------        ------------      ------------

LOSS FROM OPERATIONS                                (266,344)         (1,035,394)       (4,659,788)

OTHER INCOME (EXPENSE)
  Other income                                            --                  --                26
  Foreign Currency Exchange                               --                (516)          (19,256)
  Interest income                                          5                 392             3,079
                                                ------------        ------------      ------------
          TOTAL OTHER INCOME (EXPENSE)                     5                (124)          (16,151)
                                                ------------        ------------      ------------

LOSS BEFORE TAXES                                   (266,339)         (1,035,518)       (4,675,942)

INCOME TAXES                                              --                  --                --
                                                ------------        ------------      ------------

NET LOSS                                            (266,339)         (1,035,518)       (4,675,942)
                                                ------------        ------------      ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)              (245)             (5,927)          (93,179)
                                                ------------        ------------      ------------

COMPREHENSIVE NET INCOME (LOSS)                 $   (266,584)       $ (1,041,445)     $ (4,769,121)
                                                ============        ============      ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.01)       $      (0.07)
                                                ============        ============

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
 COMMON STOCK SHARES OUTSTANDING                  21,411,176          15,781,557
                                                ============        ============

                        See accompanying condensed notes

MIDNET, INC.
(Formerly Tugboat International, Inc.)
( A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                     Period from
                                                                     Three months ended            January 16, 2002
                                                                          March 31,                 (Inception) to
                                                                -----------------------------         March 31,
                                                                   2006              2005               2006
                                                                -----------       -----------        -----------
                                                                (unaudited)       (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (266,339)      $(1,035,518)       $(4,675,942)
  Depreciation                                                        6,969             7,449             59,998
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Provision for bad debt                                              --                --              2,342
     Common stock issued for services                                    --           500,000          1,614,699
     Common stock issued for prepaid expenses                            --                --            195,500
     Common stock warrants issued for services                           --                --             17,411
     Options issued for services                                         --            82,576            149,567
     (Increase) decrease in accounts receivable                     (24,598)              616            (50,342)
     (Increase) decrease in prepaid expenses                         (2,079)            6,142           (141,486)
     (Increase) decrease in tax receivable                           (5,998)            6,904            (10,633)
     (Increase) decrease in security deposits                            35            (1,971)           (39,785)
     Increase (decrease) in accounts payable                         96,947            60,220            371,660
     Increase (decrease) in related party payables                   37,257             3,802            251,890
     Increase (decrease) in consulting fees payable                      --                --                 --
     Increase (decrease) in other payables                           20,325            10,149             54,745
                                                                -----------       -----------        -----------
         Net cash used in operating activities                     (137,482)         (359,631)        (2,200,376)
                                                                -----------       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                  --                --            (97,889)
  Increase (decrease) in investments                                     --                --                 --
                                                                -----------       -----------        -----------
         Net cash used in investing activities                           --                --            (97,889)
                                                                -----------       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                        --                --                300
  Common stock issued for cash                                           --                --          2,229,386
  Common stock issued for acquisition of subsidiary                      --                --                 85
  Treasury stock purchased for cash                                      --                --            (25,000)
  Subscriptions received                                            138,550                --            138,550
                                                                -----------       -----------        -----------
         Net cash provided in financing activities                  138,550                --          2,343,321
                                                                -----------       -----------        -----------
Net increase (decrease)  in cash                                      1,068          (359,631)            45,056

Foreign currency translation gain (loss)                               (179)           (5,472)           (39,776)

CASH, BEGINNING OF PERIOD                                             4,392           509,345                 --
                                                                -----------       -----------        -----------
CASH, END OF PERIOD                                             $     5,281       $   144,243        $     5,281
                                                                ===========       ===========        ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                 $        --       $        --        $        --
                                                                ===========       ===========        ===========
  Income tax paid                                               $        --       $        --        $        --
                                                                ===========       ===========        ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                              $        --       $   500,000        $ 1,614,699
  Common stock issued for acquisition of subsidiary             $        --       $        --        $        85
  Preferred stock issued for acquisition of subsidiary          $        --       $        --        $       300
  Common stock issued for prepaid expenses                      $        --       $        --        $   195,500
  Warrants issued for services                                  $        --       $        --        $    17,411
  Options issued for services                                   $        --       $    82,576        $   149,567

                        See accompanying condensed notes

                                  MIDNET, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At March 31, 2006, the Company had an accumulated deficit of $4,675,942. For the three months ended March 31, 2006, the Company sustained a net loss of $266,339. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company's management is also currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

During the three months ended March 31, 2006, a total of $96,750 was received for 387,000 restricted common shares at $0.25 per share together with warrants at $0.75, exercisable within one year. An additional $41,800 was received for 245,711 restricted common shares at $0.17 per share together with warrants at $0.50, exercisable within one year. As at 18 May, 2006 these shares had not been issued.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the Company has ongoing executed agreements with a regional telecommunications vendor and local vendors to provide private circuits and co-location services, respectively. The agreements establish connectivity between various cities in North America and local loops between customer premises and co-location facilities. The Company has paid vendor deposits in the amount of $39,784 as of March 31, 2006.

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

At March 31, 2006 and December 31, 2005, the Company had net deferred tax assets of approximately 1,590,000 and $1,499,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2006 and December 31, 2005. The significant components of the deferred tax asset at March 31, 2006 and December 31, 2005 were as follows:

                                            March 31,            December 31,
                                              2006                  2005
                                           -----------           -----------

Net operating loss carryforward            $ 4,676,000           $ 4,410,000
                                           ===========           ===========

Deferred tax asset                         $ 1,590,000           $ 1,499,000
                                           ===========           ===========
Deferred tax asset valuation allowance     $(1,590,000)          $(1,499,000)
                                           ===========           ===========

At March 31, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $4,676,000 and $4,410,000, respectively, which expire in the years 2021 through 2025. The change in the allowance account from December 31, 2005 to March 31, 2006 was $91,000.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has related party trade payables for payroll and expenses of $107,957 to officers and directors and former officers and directors of the company. The Company has related party payables for consulting services to an officer and former officers and directors of the Company of $118,933. These amounts are unsecured, non-interest bearing and are payable upon demand.

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                March 31,         December 31,
                                                  2006               2005
                                                --------           --------
Property and Equipment                          $ 97,889           $ 97,889
Accumulated depreciation                         (59,893)           (52,923)
                                                --------           --------
Net Property & Equipment                        $ 37,996           $ 44,966
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

As  of  March  31,  2006,  the  Company  has  granted   various   directors  and
non-directors options to purchase shares as follows:

                                                                Weighted Average
                                                    Shares       Exercise Price
                                                    ------       --------------
Outstanding at January 1, 2005                     1,260,000        $   0.50
  Granted                                            500,000            0.80
  Exercised or expired                                    --           --
                                                   ---------        --------
Outstanding and exercisable at December 31,2005    1,760,000        $   0.70
  Granted                                                 --
  Exercised or expired                                    --           --
                                                   ---------        --------
Outstanding and exercisable at March 31, 2006      1,760,000        $   0.70
                                                   =========        ========

Weighted average fair value of options granted
 during the period ended March 31, 2006                   --        $     --
                                                   =========        ========

As of March 31, 2006, the Company's options had the following expiration dates:

Date of                Options             Per share            Expiration
 Grant                 Granted           Exercise Price            Date
 -----                 -------           --------------            ----
6/2005                 200,000               $ 1.50               6/2007
6/2005                 200,000               $ 1.00               6/2007
3/2005                 100,000               $ 1.00               3/2012
2/2003                 560,000               $ 0.50               2/2010
6/2002                 200,000               $ 0.50               6/2009
3/2002                 500,000               $ 0.50               3/2009
                    ----------
Total Options
Granted              1,760,000
                    ==========

At March 31 2006, the Company has 1,760,000 options outstanding which fully expire in 2012.

NOTE 9 - SUBSEQUENT EVENTS

STOCK SUBSCRIPTION OFFER

In April, 2006, the Company initiated an offering for a total of 429,197 restricted common shares at a price of $0.12 per share together with a warrant to buy a restricted common share at $0.50. The Company received total proceeds of $51,540. In May, 2006, the Company initiated an offering for a total of 4,046,100 restricted common shares at a price of $0.02 per share together with a warrant to buy a restricted common share at $0.50. The Company has received total proceeds of $80,922.

On May 10, the Company effectively halted its ATM network services but is negotiating to transfer the ATM network to an IP based network.

RENTAL AGREEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with the audited Financial Statements as of December 31 2005 and the unaudited Consolidated Financial Statements for the quarter ended March 31 2006.

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

RESULTS OF OPERATIONS

MidNet is a development stage company without established revenues. It is classified as a development stage company because its principal activities involve developing business activities and commencing operations. MidNet has become a networking company that aggregates bandwidth, and delivers to its clients a secure, reliable and neutral data network service in support of video telephony.

MidNet, on a consolidated basis, incurred losses of $3,072,332 for the year ended December 31, 2005. In the first quarter of 2006, the Company incurred consolidated net losses of $266,339 as compared to losses of $1,035,518 for the same period in 2005. The Company, on a consolidated basis, had nominal revenues in 2006 of $27,396 compared with $Nil in 2005. The expenses incurred by the Company to date have been mainly administrative, accounting, legal and consulting fees. These totaled $3,084,452 for the year ended December 31, 2005, $294,179 for the quarter ended March 31, 2006 and $1,035,394 for the quarter ended March 31, 2005. In addition, following the completion of the rollout of the initial network configuration in the second half of 2004, the Company incurred bandwidth and co-location fees of $555,160 and $82,183 for the periods ending December 31, 2005 and March 31, 2006 respectively. The Company further incurred marketing expenses of $37,712 and $1,186 for the periods ending
December 31, 2005 and March 31, 2006 respectively. Since 2002, MidNet has incurred cumulative net losses of $4,675,942

Through the quarter ended March 31 2006, MidNet has signed various agreements for bandwidth (i.e., private intercity circuits and local loops) and co-location facilities. The bandwidth agreements include the local loops for the Company's initial customers in Vancouver and private circuit access which will link Vancouver, Los Angeles and Toronto. These circuits have been activated and the Company is currently negotiating to move the network from its ATM protocol to an IP based one. The co-location agreements provide aggregation points which will allow MidNet to establish metropolitan area networks in all appropriate cities.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

MidNet has completed its initial network rollout but management does not believe that the proposed current operations will be able to provide sufficient revenues to meet operating costs and future expansion. MidNet is making plans based on the assumption it will continue as a going concern and, as a result has, since March 31, 2006 raised an additional amount of $93,340 and intends to continue doing this until such time as revenues exceed costs. However, there is no assurance that the Company will be successful in this undertaking.

As of March 31 2006, MidNet has $5,281 cash on hand.

In December 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted common stock prior to December 19 2004 at an exercise price of $0.75 per share. In 2005, the Company issued warrants to purchase up to 1,059,531 shares of restricted common stock at an exercise price or $0.75, exercisable for one year. In the quarter ended March 31, 2006, the Company had subscriptions to issue further warrants to purchase restricted common stock as follows: 387,000 warrants at $0.75 per share, exercisable for one year and 245,711 warrants at $0.50 exercisable for one year. As of March 31 2006, there were 1,692,242 warrants outstanding.

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

SHORT TERM GOALS

During the period ended December 31 2004, the Company commenced rollout of The Middle NetworkSM and in 2005, it signed up four customers to the network. MidNet's plan of operations over the next 12 months is to continue the marketing and delivery of our network services to our anticipated customers, consistent with its business plan. MidNet is classified as a development stage company because its principal activities involve seeking and developing business activities and commencing operations. MidNet plans to generate revenue by charging customers to send and receive data over The Middle NetworkSM. This will include sending and receiving "digital" packages (e.g., digital videos and movies), video conferencing and customers using The Middle NetworkSM as their private company network. Data is measured, and will be billed, in gigabytes. Pricing is designed to be competitive with traditional shipping services (such as FedEx). The amount charged per gigabyte will vary depending on a number of factors including:

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

For the year ending December 31, 2006, the Company anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and vendor pricing):

Bandwidth and co-location(1)                      $1,000,000
Personnel costs(2)                                $  750,000
Sales and marketing(3)                            $  500,000
Equipment purchased or leased(4)                  $  750,000
                                                  ----------
Total                                             $3,000,000
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

Over the last two years, MidNet has spent approximately $550,000 relating to research and development in the form of equipment (approximately, $100,000), salaries and fees ($350,000) and related expenses (approximately $100,000). We expect to incur $350,000 in research and development costs over the next twelve months.

Funds spent from date of inception through March 31 2006 on sales and marketing include the following approximate amounts:

         Sales and marketing staff          $ 200,000
         Website and training materials     $  20,000
         Other sales and marketing costs    $  75,000
                                            ---------
         Total                              $ 295,000
                                            =========

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

 Prior to the transition approximately 6,000 hours had been spent on research and Development for ATM, mostly on evaluating readily available hardware and software, as well as on evaluating aspects relating to integration of these products. MidNet's costs for research and development related to equipment used in research and development. Total equipment cost for the previous three years is approximately $100,000. Apart from personnel, MidNet did not incur any other costs for research and development. None of the costs of research and development have been borne directly by, or are expected to be borne by, our customers.

MidNet does not depend on any one equipment supplier. Consequently, there are no primary equipment suppliers identified at this time. Price will be the primary factor in selecting vendors.

MidNet anticipates that research and development related to Video Telephony will constitute the majority of its efforts for the foreseeable future.

NUMBER OF EMPLOYEES

As of March 31, 2006, MidNet had a total of 3 full time employees. In addition, the Company had 3 independent contractors working approximately 20 to 40 hours per week. Over the next twelve months, MidNet projects hiring another 10 to 20 employees. None of the Company's employees are members of or represented by unions or collective bargaining agreements.

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

In the quarter ended March 31, 2006 the following securities were subscribed for:

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

On February 8, 2006, the Company filed a Form SB-2, Registration Statement under the Securities Exchange Act of 1933, to register 4,227,960 shares of common stock. This Registration Statement was approved, pending the insertion of the 2005 audited financial statements. MidNet did not receive any proceeds from the offering. Before the offering MidNet had 21,411,176 shares of common stock outstanding. After the offering MidNet had 21,411,176 shares of common stock outstanding.

Subsequent to March 31, 2006, the following securities have been subscribed for:

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

(b) Reports on Form 8-K

During the quarter ended March 31, 2006, we filed the following reports on Form 8-K and Form 8-K/A:

      Date Form Filed                 Form and Item(s) Reported
      ---------------                 -------------------------
    February 28 2005       Current Report Item 5.02
    February 13 2006       Form 8-K Optional form for registration of securities
                           to be sold to the public by small business issuers
    March 31 2006          Form 8-K Items 1.01, 8.01 and 9.01

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MidNet, Inc.


Date: May 19, 2006         By: /s/ Simon Dorey
                              --------------------------------------------------
                              Chief Financial Officer and Treasurer
                              (Principal financial and chief accounting officer)