Form 10QSB
period 2006-06-30
MIDNET INC
filed 2006-08-21
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 134

                  For the quarterly period ended June 30, 2006

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

     As of July 20, there were 38,822,106 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

     Documents incorporated by reference: None.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 June 30, 2006      December 31, 2005
                                                                 -------------      -----------------
                                                                   (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                            $     3,701           $     4,392
  Accounts receivable                                                  74,970                25,744
  GST receivable                                                       14,144                 4,635
  Prepaid expenses                                                    134,805               139,406
                                                                  -----------           -----------
      Total Current Assets                                            227,620               174,177
                                                                  -----------           -----------

PROPERTY, NET OF DEPRECIATION                                          30,821                44,966

OTHER ASSETS
  Security deposits                                                    39,235                39,820
                                                                  -----------           -----------
      Total Other Assets                                               39,235                39,820
                                                                  -----------           -----------

  TOTAL ASSETS                                                    $   297,676           $   258,963
                                                                  ===========           ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $   563,627           $   274,713
  Related party payable                                               215,539               189,633
  Taxes payable                                                        60,280                34,420
                                                                  -----------           -----------
      Total Current Liabilities                                       839,446               498,766
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES                                              --                    --
                                                                  -----------           -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, 20,000,000 shares authorized, $0.0001
   par value; 300,000 shares issued and outstanding                        30                    30
  Common stock, 80,000,000 shares authorized,
   $0.0001 par value; 28,765,280 and 21,411,176 shares
   issued and outstanding, respectively                                 2,876                 2,141
  Additional paid-in capital                                        4,505,884             4,260,562
  Stock subscriptions receivable                                      (10,873)                   --
  Accumulated other comprehensive income                              (40,992)              (92,934)
  Accumulated deficit during development stage                     (5,084,564)           (4,409,602)
                                                                  -----------           -----------
      Total Stockholders' Deficit                                    (541,770)             (239,803)
                                                                  -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $   297,676           $   258,963
                                                                  ===========           ===========

            See accompanying condensed notes are an integral part of
                           these financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                                  Period from
                                                                                                               January 16, 2002
                                                       Three Months Ended               Six Months Ended          (Inception)
                                                           June 30,                          June 30,                 to
                                                ---------------------------       ---------------------------      June 30,
                                                   2006            2005              2006            2005            2006
                                                -----------     -----------       -----------     -----------     -----------
                                                (unaudited)     (unaudited)       (unaudited)     (unaudited)     (unaudited)
REVENUES
  Subscription fees                             $    30,008     $     1,000       $    57,843     $     1,000     $    88,137
  Other                                                  --              --                --              --          21,328
                                                -----------     -----------       -----------     -----------     -----------
      TOTAL REVENUE                                  30,008           1,000            57,843           1,000         109,465
                                                -----------     -----------       -----------     -----------     -----------
EXPENSES
  Salaries expense                                   63,947         105,298           142,062         224,003         751,666
  Provision for bad debt expense                         --           2,297                --           2,297           2,342
  Bandwidth and co-location fees                    141,729         153,240           248,457         350,485         962,561
  Office expense                                     33,321          29,999            59,456          50,234         328,975
  Depreciation                                        7,176           7,365            14,145          14,814          66,124
  Consulting services                               150,056         496,118           217,621       1,128,445       2,772,626
  Professional fees                                  34,852          14,096            42,332          51,821         193,361
  Marketing expense                                      45          11,059             1,232          32,766          92,717
                                                -----------     -----------       -----------     -----------     -----------
      TOTAL OPERATING EXPENSES                      431,126         819,472           725,305       1,854,865       5,170,371
                                                -----------     -----------       -----------     -----------     -----------

LOSS FROM OPERATIONS                               (401,118)       (818,472)         (667,462)     (1,853,865)     (5,060,906)

OTHER INCOME (EXPENSE)
  Other income                                           --              --                --              --              26
  Foreign currency exchange                          (7,573)              4            (7,573)           (512)        (26,829)
  Interest income                                        70              69                75             461           3,149
                                                -----------     -----------       -----------     -----------     -----------
      TOTAL OTHER INCOME (EXPENSE)                   (7,503)             73            (7,498)            (51)        (23,654)
                                                -----------     -----------       -----------     -----------     -----------

LOSS BEFORE TAXES                                  (408,622)       (818,399)         (674,961)     (1,853,916)     (5,084,564)

INCOME TAXES                                             --              --                --              --              --
                                                -----------     -----------       -----------     -----------     -----------

NET LOSS                                           (408,622)       (818,399)         (674,961)     (1,853,916)     (5,084,564)
                                                -----------     -----------       -----------     -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)           52,187          64,423            51,942          48,533         (40,992)
                                                -----------     -----------       -----------     -----------     -----------

COMPREHENSIVE NET LOSS                          $  (356,435)    $  (753,976)      $  (623,019)    $(1,805,383)    $(5,125,556)
                                                ===========     ===========       ===========     ===========     ===========
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                               $     (0.01)    $     (0.05)      $     (0.02)    $     (0.11)
                                                ===========     ===========       ===========     ===========
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON STOCK SHARES OUTSTANDING       25,404,639      16,117,668        25,088,228      15,949,528
                                                ===========     ===========       ===========     ===========

            See accompanying condensed notes are an integral part of
                           these financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                    Period from
                                                                                                  January 16, 2002
                                                                    Six Months Ended                (Inception)
                                                                        June 30,                         to
                                                             -------------------------------          June 30,
                                                                2006                2005                2006
                                                             -----------         -----------         -----------
                                                             (unaudited)         (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (674,961)        $(1,853,916)        $(5,084,563)
  Depreciation                                                    14,145              14,814              67,174
  Adjustments to reconcile net loss
   to net cash used by operating activities:
     Provision for bad debt                                           --               2,297               2,342
     Common stock issued for services                             20,000             867,500           1,634,699
     Common stock issued for prepaid expenses                         --                  --             195,500
     Common stock warrants issued for services                        --                  --              17,411
     Options issued for services                                      --             149,566             149,566
     (Increase) decrease in accounts receivable                  (49,226)              1,962             (74,970)
     (Increase) decrease in prepaid expenses                       4,600             (59,554)           (134,805)
     (Increase) decrease in tax receivable                        (9,509)              5,933             (14,144)
     Increase (decrease) in accounts payable                     288,914             100,131             563,627
     Increase (decrease) in related party payables                25,906              28,046             240,539
     Increase (decrease) in other payables                        25,860               5,551              60,280
                                                             -----------         -----------         -----------
         Net cash used in operating activities                  (354,271)           (739,216)         (2,377,345)
                                                             -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                               --                  --             (97,889)
  (Increase) decrease in security deposits                           585              (1,546)            (39,235)
                                                             -----------         -----------         -----------
         Net cash used in investing activities                       585                  --            (137,124)
                                                             -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                     --                  --                 300
  Common stock issued for cash                                    51,540                  --           2,280,926
  Common stock issued for acquisition of subsidiary                   --                  --                  85
  Treasury stock purchased for cash                                   --                  --             (25,000)
  Subscriptions received                                         249,513             196,990             249,513
                                                             -----------         -----------         -----------
         Net cash provided in financing activities               301,053             196,990           2,505,824
                                                             -----------         -----------         -----------

Net increase (decrease)  in cash                                 (52,633)           (542,226)             (8,645)

    Foreign currency translation gain (loss)                      51,942              56,022              12,345

CASH, BEGINNING OF PERIOD                                          4,392             509,345                  --
                                                             -----------         -----------         -----------
CASH, END OF PERIOD                                          $     3,701         $    23,141         $     3,701
                                                             ===========         ===========         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                              $        --         $        --         $        --
                                                             ===========         ===========         ===========
  Income tax paid                                            $        --         $        --         $        --
                                                             ===========         ===========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                           $    20,000         $   867,500         $ 1,634,699
  Common stock issued for acquisition of subsidiary          $        --         $        --         $        85
  Preferred stock issued for acquistion of subsidiary        $        --         $        --         $       300
  Common stock issued for prepaid expenses                   $        --         $        --         $   195,500
  Warrants issued for service                                $        --         $        --         $    17,411
  Options issued for  services                               $        --         $   149,566         $   149,566

            See accompanying condensed notes are an integral part of
                           these financial statements

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

Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At June 30, 2006, the Company had an accumulated deficit of $5,084,564, recurring losses from operations and minimal revenues. For the three months ended June 30, 2006, the Company sustained a net loss of $408,622. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company's management is also currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' DEFICIT

During the three months ended June 30, 2006, a total of $51,540 was received for 429,500 restricted common shares at $0.12 per share. An additional $110,963 was received for 6,091,781 restricted common shares at $0.02 per share together with warrants at $0.75, exercisable within one year. These shares were issued subsequent to the end of the quarter. Subsequent to quarter end, an additional $10,963 was received from payments of stock subscription receivables. In addition, subsequent to quarter end, 10,056,827 shares were issued at $0.02 per share in exchange for $201,137 of accounts payable to employees and consultants to the Company and 200,000 shares were issued for consulting services at $0.10 per share.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, the Company has ongoing executed agreements with a local vendor to provide private circuits and co-location services. The Company has paid vendor deposits in the amount of $39,235 as of June 30, 2006.

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

At June 30, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $1,723,000 and $1,499,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset was recorded at June 30, 2006 and December 31, 2005. The significant components of the deferred tax asset at June 30, 2006 and December 31, 2005 were as follows:

                                                 June 30,           December 31,
                                                   2006                2005
                                                -----------         -----------
Net operating loss carryforward                 $ 5,085,000         $ 4,410,000
                                                ===========         ===========

Deferred tax asset                              $ 1,723,000         $ 1,499,000
                                                ===========         ===========
Deferred tax asset valuation allowance          $(1,723,000)        $(1,499,000)
                                                ===========         ===========

At June 30, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $5,085,000 and $4,410,000, respectively, which expire in the years 2021 through 2025. The change in the allowance account from December 31, 2005 to June 30, 2006 was $224,000.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income.

NOTE 6 - RELATED PARTY TRANSACTIONS

At June 30, 2006, the Company has related party trade payables for payroll and expenses of $95,782 to officers and directors and former officers and directors of the company. Subsequent to quarter end, $59,175 of this debt was exchanged for restricted common shares of the Company at $0.02 per share. The Company has related party payables for consulting services to an officer and former officers and directors of the Company of $119,757. Subsequent to quarter end, $38,000 of this amount was exchanged for restricted common shares of the Company at $0.02 per share. These amounts are unsecured, non-interest bearing and are payable upon demand.

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                  June 30,        December 31,
                                                    2006             2005
                                                  --------         --------
Property and Equipment                            $ 97,886         $ 97,886
Accumulated depreciation                           (67,065)         (52,920)
                                                  --------         --------
Net Property & Equipment                          $ 30,821         $ 44,966
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

As of June 30, 2006, the Company has granted various directors and non-directors options to purchase shares as follows:

                                                                    Weighted
                                                                     Average
                                                      Shares      Exercise Price
                                                      ------      --------------
Outstanding at January 1, 2005                      1,260,000       $   0.50
Granted                                               500,000           0.80
Exercised or expired                                       --             --
                                                    ---------       --------
Outstanding and exercisable at December 31, 2005    1,760,000           0.70
Granted                                                    --             --

Exercised or expired                                       --             --
                                                    ---------       --------
Outstanding and exercisable at June 30, 2006        1,760,000       $   0.70
                                                    =========       ========
Weighted average fair value of options granted
during the period ended June 30, 2006                      --       $     --
                                                    =========       ========

As of June 30, 2006, the Company's options had the following expiration dates:

      Date of           Options            Per share           Expiration
       Grant            Granted          Exercise Price           Date
       -----            -------          --------------           ----
      6/2005            200,000              $1.50               6/2007
      6/2005            200,000               1.00               6/2007
      3/2005            100,000               1.00               3/2012
      2/2003            560,000               0.50               2/2010
      6/2002            200,000               0.50               6/2009
      3/2002            500,000               0.50               3/2009
                      ---------
Total Options
Granted               1,760,000
                      =========

At June 30, 2006, the Company has 1,760,000 options outstanding which fully expire in 2012.

Subsequent to quarter end, the Company issued to an officer of the Company 500,000 options to acquire restricted common shares of the Company at an exercise price of $0.10 per share. These options vest in equal amounts of 100,000 per month over five months beginning August 1, 2006 as long as the officer remains associated with the Company. In addition, subsequent to quarter end, the Company issued to an employee of the Company 100,000 options to acquire restricted common shares of the Company at an exercise price of $0.10 per share. These options vest in equal amounts of 20,000 per month over five months beginning August 1, 2006 as long as the employee remains with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with the audited Financial Statements as of December 31 2005 and the unaudited Consolidated Financial Statements for the quarter ended June 30 2006.

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

Pursuant to the Agreement, Tugboat had 13,050,000 shares of Common Stock issued and outstanding, post-merger, of which MidNet shareholders own 7,506,000 shares. Existing shares in MidNet were exchanged for shares in the Company at a ratio of 1:1.2240105. In addition, the three new Tugboat Directors, who were the directors of MidNet, owned 300,000 shares of Tugboat Preferred Stock; and two consultants to the Company and four unrelated members of the Board of Advisors of the Company owned options to purchase 1,260,000 shares of the Company's restricted Common Stock, at an exercise price of $.50 per share.

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

MidNet is focused on delivering to its clients a safe, reliable and neutral network for video telephony.

MidNet developed The Middle Network to act as the `middle layer' between telecommunication infrastructure companies and application service providers, to best meet the needs of end users.

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

MidNet, on a consolidated basis, incurred losses of $3,072,332 for the year ended December 31, 2005. In the six months of 2006, the Company incurred consolidated net losses of $623,019 as compared to losses of $1,805,383 for the same period in 2005. The Company, on a consolidated basis, had revenues in 2006 of $57,843 compared with $Nil in 2005. The expenses incurred by the Company to date have been mainly research, administrative, accounting, legal and consulting fees. These totaled $3,084,452 for the year ended December 31, 2005, $431,126 for the quarter ended June 30, 2006 and $819,472 for the quarter ended June 30, 2005. In addition, following the completion of the rollout of the initial network configuration in the second half of 2004, the Company incurred bandwidth and co-location fees of $555,160 for the year ended December 31, 2005, $248,457 for the six months ended June 30, 2006 and $350,485 for the six months ended June 30, 2005 respectively. Of the $141,729 incurred in the quarter ended June 30, 2006 approximately $115,000 are early termination fees relating to the cessation of the network. These fees may be rescinded once the Company commences with the IP based network. The Company incurred marketing expenses of $37,712 for the period ending December 31, 2005, $1,232 for the six months ended June 30, 2006 and $32,766 for the period ending June 30, 2005. The reduction in marketing has occurred largely because the Company has been in a research and development mode for most of 2006. Since 2002, MidNet has incurred cumulative net losses of $5,125,556.

During the second quarter of 2006 MidNet discontinued providing ATM services and is currently negotiating to convert the network from ATM protocols to an IP based network. The ATM network is no longer in operation. The Company's co-location agreements provide aggregation points that will allow MidNet to establish metropolitan area networks in Vancouver and Los Angeles.

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

Management does not believe that its proposed operations will be able to provide sufficient revenues to meet operating costs and future expansion. MidNet is making plans based on the assumption it will continue as a going concern and, as a result has, since June 30, 2006 raised an additional amount of $9,950 and intends to continue doing this until such time as revenues exceed costs. However, there is no assurance that the Company will be successful in this undertaking.

As of June 30, 2006, MidNet had $3,701 on hand.

In December 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted common stock prior to December 19 2004 at an exercise price of $0.75 per share. In 2005, the Company issued warrants to purchase up to 1,059,531 shares of restricted common stock at an exercise price or $0.75, exercisable for one year. In the quarter ended March 31, 2006, the Company had subscriptions to issue further warrants to purchase restricted common stock as follows: 387,000 warrants at $0.75 per share, exercisable for one year and 245,711 warrants at $0.50 exercisable for one year. In the quarter ended June 30, 2006 the Company had subscriptions to issue further warrants to purchase 6,091,781 restricted common stock. As at June 30, 2006 there were 1,059,531 warrants outstanding.

Until such time as the proposed business is sufficiently developed, MidNet does not expect to have any revenues from operations. It anticipates that, if its business plan becomes fully operational, it will generate sufficient revenues to maintain operations. There is no assurance that MidNet will be successful in selling telecommunications services metered in gigabyte units or otherwise generating revenues.

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

SHORT TERM GOALS

During the period ended December 31 2004, the Company commenced rollout of The Middle NetworkSM and in 2005, it signed up four customers to the network. The Company no longer provides services to these customers. MidNet's plan of operations over the next 12 months is to continue the marketing and delivery of our network services to our anticipated customers, consistent with its business plan. MidNet is classified as a development stage company because its principal activities involve seeking and developing business activities and commencing operations. MidNet plans to generate revenue by charging customers to send and receive data over The Middle NetworkSM. This will include sending and receiving "digital" packages (e.g., digital videos and movies), video conferencing and customers using The Middle NetworkSM as their private company network. Data is measured, and will be billed, in gigabytes. Pricing is designed to be competitive with traditional shipping services (such as FedEx). The amount charged per gigabyte will vary depending on a number of factors including:

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

During MidNet's initial phase of operations the following key milestones were realized:

Key Milestone                                  Beginning Date   Completion Date
-------------                                  --------------   ---------------
Acquired co-location facilities
 for launch cities (Vancouver, Toronto,
 Los Angeles, Houston, Calgary)                   May 2004       November 2004
Acquired private, inter city circuits
 (Toronto-Vancouver-Los Angeles-Houston-
 Denver-Calgary-Edmonton)                         June 2004      November 2004
Signed and connected first customer               June 2004      July 2004

Anticipated key milestones for the next phase of operations with related time frames are as follows:

Key Milestone                                  Beginning Date   Completion Date
-------------                                  --------------   ---------------
Begin rollout of videophone network              August 2006      October 2006
Register first videophones with the network      October 2006     No end date
Establish first LAN extensions                   August 2006      September 2006
Extend network support services                  August 2006      2006-07

For the year ending December 31, 2006, the Company anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and vendor pricing):

Bandwidth and co-location (1)                    $1,000,000
Personnel costs  (2)                             $  750,000
Sales and marketing (3)                          $  500,000
Equipment purchased or leased (4)                $  750,000
                                                 ----------
Total                                            $3,000,000
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

Over the last two and a quarter years, MidNet has spent approximately $770,000 relating to research and development in the form of equipment (approximately, $100,000), salaries and fees ($540,000) and related expenses (approximately $130,000). We expect to incur $350,000 in research and development costs over the next twelve months.


Funds spent from date of inception through June 30, 2006 on sales and marketing include the following approximate amounts:

Sales and marketing staff                        $200,000
Website and training materials                   $ 20,000
Other sales and marketing costs                  $ 75,000
                                                 --------
Total                                            $295,000
                                                 ========

RESEARCH AND DEVELOPMENT

The Middle Network(SM) is transitioning from its Asynchronous Transfer Mode ("ATM") roots to an Internet Protocol ("IP") based Next Generation Network infrastructure in support of Video Telephony. MidNet's research and development for Video Telephony began during the second quarter of 2005, and it suspended all further research and development related to ATM in the first quarter of 2006. While MidNet has shifted its technological focus this has not impacted its original business plan or business model, however it does increase the Company's ability to attract a broader customer base. In addition the selection of hardware and software products available to MidNet to provide its services is now far greater since most manufacturers currently develop and manufacture products and services for IP versus for ATM.

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

NUMBER OF EMPLOYEES

As of June 30, 2006, MidNet had a total of 3 full time employees. In addition, the Company had 3 independent contractors working approximately 20 to 40 hours per week. Over the next twelve months, MidNet projects hiring another 10 to 20 employees. None of the Company's employees are members of or represented by unions or collective bargaining agreements.

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

MidNet intends to continue efforts to obtain market penetration and consumer awareness of The Middle Network(SM), while focusing on Video Telephony enabling services.

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

There can be no assurance that funding will be available on favorable terms to permit the successful commercialization of the business plan or that MidNet will be successful in its business operations.

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

On October 17, 2005 the Company entered into a contract with Janae Consulting Inc. whereby Janae Inc will provide financing, business consulting and investor relations services to the company. The Company issued 500,000 restricted common shares at a price of $0.31.

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

On July 2 2006, the Company issued 1,262,323 restricted common shares at prices ranging from $0.50 to $0.12 per share.

On July 18, 2006, the Company issued 16,148,608 restricted common shares at $0.02 per share.

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

(b) Reports on Form 8-K

During the quarter ended June 30, 2006, we filed the following reports on Form 8-K and Form 8-K/A:

     Date Form Filed                        Form and Item(s) Reported
     ---------------                        -------------------------
      June 05, 2006                         Form 8-K Items 1.01, and 9.01

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MidNet, Inc.


Date: August 21, 2006      By: /s/ Simon Dorey
                              --------------------------------------------------
                              Chief Financial Officer
                              (Principal financial and chief accounting officer)