Form 10QSB
period 2006-09-30
MIDNET INC
filed 2006-11-20
CIK 1080313

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 134

                For the quarterly period ended September 30, 2006

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

     As of November 3, 2006 there were 42,074,607 shares of the Registrant's common stock, par value $0.0001 per share, outstanding.

Documents incorporated by reference: None.

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    September 30,         December 31,
                                                                       2006                  2005
                                                                    -----------           -----------
                                                                    (Unaudited)
ASSETS

CURRENT ASSETS
   Cash                                                             $        --           $     4,392
   Accounts receivable                                                   32,784                25,744
   GST receivable                                                        16,031                 4,635
   Prepaid expenses                                                     134,800               139,406
                                                                    -----------           -----------
      Total Current Assets                                              183,615               174,177
                                                                    -----------           -----------

PROPERTY, NET OF DEPRECIATION                                            23,680                44,966

OTHER ASSETS
   Security deposits                                                     37,473                39,820
                                                                    -----------           -----------
      Total Other Assets                                                 37,473                39,820
                                                                    -----------           -----------

      TOTAL ASSETS                                                  $   244,767           $   258,963
                                                                    ===========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Indebtedness to bank                                             $     3,887           $        --
   Accounts payable                                                     569,538               274,713
   Related party payable                                                140,830               189,633
   Consulting fees payable                                                   --                    --
   Taxes payable                                                         83,993                34,420
                                                                    -----------           -----------
      Total Current Liabilities                                         798,247               498,766
                                                                    -----------           -----------

COMMITMENTS AND CONTINGENCIES                                                --                    --
                                                                    -----------           -----------
STOCKHOLDERS' EQUITY
   Preferred stock, 20,000,000 shares authorized, $.0001
    par value; 300,000 shares issued and outstanding                         30                    30
   Common stock, 80,000,000 shares authorized,
    $.0001 par value; 41,774,607 and 21,411,176 shares
    issued and outstanding, respectively, 632,711 issuable                3,006                 2,141
   Additional paid-in capital                                         4,896,309             4,204,775
   Stock Warrants                                                         4,104                55,787
   Accumulated other comprehensive income                               (45,801)              (92,934)
   Accumulated deficit during development stage                      (5,411,129)           (4,409,602)
                                                                    -----------           -----------
      Total Stockholders' Equity                                       (553,481)             (239,803)
                                                                    -----------           -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   244,767           $   258,963
                                                                    ===========           ===========

        See accompanying condensed notes to interim financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                              Period from
                                                                                                           January 16, 2002
                                                   Three Months Ended               Nine Months Ended       (Inception) To
                                             September 30,   September 30,   September 30,   September 30,   September 30,
                                                 2006            2005            2006            2005            2006
                                              -----------     -----------     -----------     -----------     -----------
                                              (unaudited)      (unaudited)    (unaudited)     (unaudited)     (unaudited)
REVENUES
  Subscription fees                           $       290     $     5,913     $    31,052     $     6,913     $    61,345
  Other                                                --              --              --              --          21,328
                                              -----------     -----------     -----------     -----------     -----------
  TOTAL REVENUE                                       290           5,913          31,052           6,913          82,673
                                              -----------     -----------     -----------     -----------     -----------
EXPENSES
  Salaries expense                                 76,900          68,867         218,962         292,870         822,329
  Bad debt expense                                     --              --              --           2,362           2,342
  Bandwidth and co-location fees                    9,888         167,175         263,110         517,660         972,672
  Office expense                                   32,889          23,693          87,253          73,927         361,875
  Depreciation                                      7,026           7,220          21,298          22,034          73,150
  Consulting services                             104,469          80,563         342,090       1,209,008       2,901,156
  Professional fees                                43,891          13,030          66,225          64,851         217,304
  Financing Fees                                    4,104              --           4,104              --           4,104
  Marketing expense                                20,067           4,916          21,298          37,682         112,784
                                              -----------     -----------     -----------     -----------     -----------
      TOTAL OPERATING EXPENSES                    299,235         365,464       1,024,540       2,220,394       5,467,716
                                              -----------     -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                             (298,945)       (359,551)       (993,489)     (2,213,481)     (5,385,043)

OTHER INCOME (EXPENSE)
  Other income                                         --              --              --              --              26
  Foreign currency exchange                        (2,439)            (81)        (10,576)           (528)        (29,833)
  Interest income                                       8             411              83             872           3,160
                                              -----------     -----------     -----------     -----------     -----------

      TOTAL OTHER INCOME (EXPENSE)                 (2,431)            330         (10,494)            344         (26,647)
                                              -----------     -----------     -----------     -----------     -----------

LOSS BEFORE TAXES                                (301,377)       (359,221)     (1,003,983)     (2,213,137)     (5,411,129)

INCOME TAXES                                           --              --              --              --              --
                                              -----------     -----------     -----------     -----------     -----------

NET LOSS                                         (301,377)       (359,221)     (1,003,983)     (2,213,137)     (5,411,129)
                                              -----------     -----------     -----------     -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)         49,817          55,143         (45,801)        (10,055)          6,455
                                              -----------     -----------     -----------     -----------     -----------

COMPREHENSIVE NET LOSS                        $  (251,560)    $  (414,364)    $(1,049,784)    $(2,223,192)
                                              -----------     -----------     -----------     -----------
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                             $     (0.01)    $     (0.02)    $     (0.04)    $     (0.14)
                                              ===========     ===========     ===========     ===========
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 STOCK SHARES OUTSTANDING                      38,384,853      16,921,316      27,342,184      16,272,120
                                              ===========     ===========     ===========     ===========

        See accompanying condensed notes to interim financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                               Period from
                                                                  Nine months ended          January 16, 2002
                                                                    September 30,             (Inception) to
                                                            -----------------------------      September 30,
                                                               2006              2005              2006
                                                            -----------       -----------       -----------
                                                            (unaudited)       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(1,003,983)      $(2,213,137)      $(5,413,585)
  Depreciation                                                   21,298            22,034            74,327
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Provision for bad debt                                          --             2,362             2,342
     Common stock issued for services                           221,137           867,500         1,835,835
     Common stock issued for prepaid expenses                        --                --           195,500
     Common stock warrants issued for services                    4,104                --            21,515
     Options issued for services                                 44,380           149,566           193,947
     Increase (decrease) in bank indebtedness                     3,887                --             3,887
     (Increase) decrease in accounts receivable                  (7,040)           (2,172)          (32,784)
     (Increase) decrease in security deposits                     2,347            (3,280)          (37,473)
     (Increase) decrease in prepaid expenses                      4,607           (97,695)         (134,800)
     (Increase) decrease in tax receivable                      (11,396)            9,509           (16,031)
     Increase (decrease) in accounts payable                    294,825           216,726           569,537
     Increase (decrease) in related party payables              (53,226)          109,966           161,407
     Increase (decrease) in other payables                       49,573            14,473            83,992
                                                            -----------       -----------       -----------
        Net cash used in operating activities                  (429,489)         (924,148)       (2,492,383)
                                                            -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                              --                --           (97,889)
                                                            -----------       -----------       -----------
        Net cash used in investing activities                        --                --           (97,889)
                                                            -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                    --                --               300
  Common stock issued for cash                                  110,709            61,663         2,340,095
  Common stock issued for acquisition of subsidiary                  --                --                85
  Treasury stock purchased for cash                                  --                --           (25,000)
  Subscriptions received                                        260,386           369,328           260,386
                                                            -----------       -----------       -----------
        Net cash provided in financing activities               371,095           430,991         2,575,866
                                                            -----------       -----------       -----------

Net increase (decrease)  in cash                                (58,394)         (493,157)          (14,406)

Foreign currency translation gain (loss)                         54,002            (1,383)           14,405

CASH, BEGINNING OF PERIOD                                         4,392           509,345                --
                                                            -----------       -----------       -----------
CASH, END OF PERIOD                                         $        --       $    14,805       $        --
                                                            ===========       ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                             $        --       $        --       $        --
                                                            ===========       ===========       ===========
  Income tax paid                                           $        --       $        --       $        --
                                                            ===========       ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                          $   221,137       $   500,000       $ 1,835,585
  Common stock issued for acquisition of subsidiary         $        --       $        --       $        85
  Preferred stock issued for acquisition of subsidiary      $        --       $        --       $       300
  Common stock issued for prepaid expenses                  $        --       $        --       $   195,500
  Warrants issued for service                               $     4,104       $        --       $    17,411
  Options issued for service                                $    44,380       $   149,567       $   193,947

        See accompanying condensed notes to interim financial statements

                                  MIDNET, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

As of the date of this filing for reasons beyond the Company's control, the auditors have not yet completed their review of the Company's financial statements. It is expected the review will be completed in two days.

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

Operating results for the three and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At September 30, 2006, the Company had an accumulated deficit of $5,411,129 and negative working capital of $614,632. For the three months ended September 30, 2006, the Company sustained a net loss of $301,377 and for the nine months ended September 30, 2006 a net loss of $1,003,983. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management has raised and plans to seek additional capital, from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company's management is also currently putting sales strategies in place, which will, if successful, mitigate these factors, which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY

During the three months ended September 30, 2006, $10,873.02 was received for 543,651 restricted common shares at $0.02 per share together with warrants at $0.75, exercisable within one year. A further $59,050 was received for 2,952,500 restricted common shares at $0.02 per share together with warrants at $0.75 a share exercisable within one year, pursuant to a private placement initiated on July 21, 2006 and closed on September 30, 2006. In addition, on July 4, 2006 a further 10,056,827 shares were issued at $0.02 per share in exchange for $201,137 of accounts payable to employees and consultants to the Company and 200,000 shares were issued for consulting services at $0.10 per share.

Subsequent to the quarter end:

     - on October 2, 2006, the Company granted to two employees of the Company and one consultant, up to 100,000 shares each, (for a total maximum of 300,000 shares) at a price of $0.12 effective November 1, 2006. 300,000 shares were issued on that date.

     - on October 13, 2006 the Company initiated a private offering for 1,000,000 units comprising restricted common shares at $0.05 per share together with a warrant at $0.75 per share, exercisable for a period of one year from the date of issue.

During the quarter, on July 3, 2006, the Company issued options as follows:

     - to an officer of the Company 500,000 options to acquire restricted common shares of the Company at an exercise price of $0.10 per share. These options vest in equal amounts of 100,000 per month over five months beginning August 1, 2006 as long as the officer remains associated with the Company. The options are exercisable for a period of three years from the date of vesting.

     - to an employee of the Company 100,000 options to acquire restricted common shares of the Company at an exercise price of $0.10 per share. These options vest in equal amounts of 20,000 per month over five months beginning August 1, 2006 as long as the employee remains with the Company. The options are exercisable for a period of three years from the date of vesting.

     - to a consultant of the Company 250,000 options and to a company controlled by the same consultant 250,000 options to acquire restricted common shares of the Company at an exercise price of $0.10 per share. These options vest immediately

As at September 30, 2006 the Company now has 2,860,000 options outstanding, which fully expire in 2012. During the nine months ended September 30 2006, the Company granted a total of 1,100,000 options for restricted common shares for future consulting services for a total value of $45,625.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

RENTAL AGREEMENT

The Company entered into a one-year rental agreement for office space in Vancouver, B.C. effective April 1, 2006. The Company will pay approximately $1,630 (CAD $1,970) on a monthly basis.

CONSULTING AGREEMENT

On August 12, 2006 the Company secured the services of Fundamental Strategies Inc., a California based company, whereby Fundamental Strategies will be responsible for the sale Midnet's products and services in The Americas, the development of a global distribution channel program and the principal of Fundamental Strategies will take on the title of EVP Business Development, The Americas. The Company has agreed to pay Fundamental Strategies $7,000 per month once the necessary funds are raised and a total of 500,000 options (250,000 to Fundamental Strategies and 250,000 to its principal) to buy restricted common shares at $0.10 per share, exercisable for three years.

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

At September 30, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $1,828,000 and $1,499,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset was recorded at

September 30, 2006 and December 31, 2005. The significant components of the deferred tax asset at September 30, 2006 and December 31, 2005 were as follows:

                                                 September 30,     December 31,
                                                     2006              2005
                                                 -----------       -----------

     Net operating loss carryforward             $ 5,411,000       $ 4,410,000
                                                 ===========       ===========
     Deferred tax asset                          $ 1,840,000       $ 1,499,000
                                                 ===========       ===========
     Deferred tax asset valuation allowance      $(1,840,000)      $(1,499,000)
                                                 ===========       ===========

At September 30, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $5,411,000 and $4,410,000, respectively, which expire in the years 2021 through 2025. The change in the allowance account from December 31, 2005 to September 30, 2006 was $341,000.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income.

NOTE 6 - RELATED PARTY TRANSACTIONS

At September 30, 2006, the Company has related party trade payables for payroll and expenses of $43,310 to officers and directors and former officers and directors of the company. The Company has related party payables for consulting services to an officer and former officers and directors of the Company of $97,520. These amounts are unsecured, non-interest bearing and are payable upon demand.

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                 September 30,      December 31,
                                                     2006              2005
                                                   --------          --------
     Property and Equipment                        $ 97,890          $ 97,890
     Accumulated depreciation                       (74,206)          (52,920)
                                                   --------          --------
     Net Property & Equipment                      $ 23,680          $ 44,966
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

As of  September  30,  2006,  the  Company  has granted  various  directors  and
non-directors   options  to  purchase  shares  as  follows  with  the  following expiration dates:

      Date of          Options         Per share        Expiration
       Grant           Granted       Exercise Price        Date
       -----           -------       --------------        ----
      8/2006           500,000          $  0.10           7/2009
      7/2006           600,000          $  0.10           7/2009
      6/2005           200,000          $  1.50           6/2007
      6/2005           200,000          $  1.00           6/2007
      3/2005           100,000          $  1.00           3/2012
      2/2003           560,000          $  0.50           2/2010
      6/2002           200,000          $  0.50           6/2009
      3/2002           500,000          $  0.50           3/2009
                     ---------
Total Options
Granted              2,860,000
                     =========

                                                                Weighted Average
                                                     Shares      Exercise Price
                                                     ------      --------------

Outstanding at January 1, 2004                      1,260,000        $0.23
Granted                                               300,000         0.10
Granted                                               200,000         0.10
Exercised or expired                                       --           --
                                                    ---------        -----
Outstanding and exercisable at December 31,2005     1,760,000        $0.43
Granted                                             1,100,000         0.04
Exercised or expired                                       --           --
                                                    ---------        -----

Outstanding and exercisable at September 30, 2006   2,360,000        $0.47
                                                    =========        =====
Weighted average fair value of options granted
during the quarter ended September 30, 2006                          $0.03
                                                                     =====

There were 1,100,000 options granted during the three months ended September 30, 2006. At September 30, 2006, the Company has 2,860,000 options outstanding, which fully expire in 2012.

WARRANTS

As at September 30, there were 10,076,635 warrants outstanding with expiry dates ranging from 1 October, 2006 to September 30, 2006. The exercise price of all the warrants outstanding is $0.75.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30 2006:

     - on October 5, 2006 the Company completed the registration of its SB-2 filed during the third quarter.

     - on October 13, the Company initiated a private placement whereby it would issue 1,000,000 restricted common shares at $0.05 per share.

     - on November 2, the Company issued 300,000 shares of restricted common stock to employees and a consultant for achieving specific milestones during the month of October.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with the audited consolidated Financial Statements as of December 31 2005 and the unaudited Consolidated Financial Statements for the quarter ended September 30 2006.

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

MidNet, on a consolidated basis, incurred losses of $3,072,332 for the year ended December 31, 2005. In the nine months of 2006, the Company incurred consolidated net losses of $1,003,983 as compared to losses of $2,213,137 for the same period in 2005. The Company, on a consolidated basis, had revenues for the nine months ended September 30, 2006 of $31,052 compared with $6,913 in 2005. The expenses incurred by the Company to date have been mainly research, administrative, accounting, legal and consulting fees. These totaled $3,084,452 for the year ended December 31, 2005, $289,346 for the quarter ended September 30, 2006 and $198,289 for the quarter ended September 30, 2005 and 761,230 for the nine months ended September 30, 2006 compared with 1,702,734 for the nine months ended September 30, 2005. The reduction in costs has largely been because of the laying off of staff or consultants and the absence of any significant exchange of shares for services during 2006. In addition, following the completion of the rollout of the initial network configuration in the second half of 2004, the Company incurred bandwidth and co-location fees of $555,160 for the year ended December 31, 2005, $263,310 for the nine months ended September 30, 2006 and $517,660 for the nine months ended September 30, 2005 respectively. The reduction in this amount is because of the cancellation of the network in April 2006. Of the amount incurred in the nine months ended September 30, 2006 approximately $115,000 are early termination fees relating to the cessation of the network. These fees may be rescinded once the Company commences with the IP based network. The Company incurred marketing expenses of $37,712 for the period ending December 31, 2005, $21,298 for the six months ended September, 2006 and $37,682 for the period ending September 30, 2005. The reduction in marketing has occurred largely because the Company has been in a research and development mode for most of 2006. Since 2002, MidNet has incurred cumulative net losses of $5,411,129..

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

LIQUIDITY, CAPITAL RESOURCES AND CASH REQUIREMENTS

Management does not believe that its proposed operations will be able to provide sufficient revenues to meet operating costs and future expansion. MidNet is making plans based on the assumption it will continue as a going concern and, as a result has, since September 30, 2006 raised an additional amount of $16,000 and intends to continue doing this until such time as revenues exceed costs. However, there is no assurance that the Company will be successful in this undertaking.

As of September 30, 2006, MidNet had bank indebtedness of $3,887.

In December 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted common stock prior to December 19 2004 at an exercise price of $0.75 per share. In 2005, the Company issued warrants to purchase up to 1,059,531 shares of restricted common stock at an exercise price or $0.75, exercisable for one year. In the quarter ended March 31, 2006, the Company had subscriptions to issue further warrants to purchase restricted common stock as follows: 387,000 warrants at $0.75 per share, exercisable for one year and 245,711 warrants at $0.50 exercisable for one year. In the quarter ended June 30, 2006 the Company had subscriptions to issue further warrants to purchase 6,091,781 restricted common stock which were issued in early July. In the quarter ended September 30, 2006 a further 2,952,500 warrants were issued. As at September 30, 2006 there were 10,076,635 warrants outstanding.

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

For the year ending December 31, 2007, the Company anticipates spending the following amounts on projected expenses deemed material (these figures are only an estimate; actual costs will vary depending on the rate of growth in customers and vendor pricing):

Bandwidth and co-location (1)                    $ 1,000,000
Personnel costs (2)                              $   750,000
Sales and marketing (3)                          $   500,000
Equipment purchased or leased (4)                $   750,000
                                                 -----------
Total                                            $ 3,000,000
                                                 ===========
----------
(1)  Includes  installation  and usage of the private  circuits we lease and the
     co-location  facilities.   Approximately  60%  of  this  total  relates  to
     bandwidth  with  the  remaining  40%   attributable   to  the   co-location
     facilities.
(2) Represents costs associated with employees such as compensation, taxes, and benefits and subcontractors.
(3) Includes items such as advertising, marketing materials (e.g., brochures), designing, updating and maintaining the MidNet websites, and training materials.
(4) Includes network switches, servers, computers and other technological devices.

Over the last two and a quarter years, MidNet has spent approximately $770,000 relating to research and development in the form of equipment (approximately, $100,000), salaries and fees ($604,000) and related expenses (approximately $130,000). We expect to incur $350,000 in research and development costs over the next twelve months.


Funds spent from date of inception through September 30, 2006 on sales and marketing include the following approximate amounts:

     Sales and marketing staff            $200,000
     Website and training materials       $ 25,000
     Other sales and marketing costs      $ 95,000
                                          --------
     Total                                $320,000
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

On October 19, 2006, MidNet announced that it has integrated device fingerprinting into The Middle Network in support of video telephony services. Having achieved this milestone MidNet is now in a position to solicit sales for systems integrations, device fingerprinting, device authentications, and data transfer services for video telephony applications.

NUMBER OF EMPLOYEES

As of September 30, 2006, MidNet had a total of 3 full time employees. In addition, the Company had 2 independent contractors working approximately 20 to 40 hours per week. Over the next twelve months, MidNet projects hiring another 10 to 20 employees. None of the Company's employees are members of or represented by unions or collective bargaining agreements. The Company regrets to announce the untimely death in October, of a former employee, Whitney

Williams, who had worked with the Company in product development for two years prior to his departure in July, 2006.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MidNet is currently not a party to any material legal proceedings.

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

On February 8, 2006, the Company filed a Form SB-2, Registration Statement under the Securities Exchange Act of 1933, to register 4,227,960 shares of common stock. This Registration Statement was approved, pending the insertion of the 2005 audited financial statements. MidNet did not receive any proceeds from the offering. Before the offering MidNet had 21,411,176 shares of common stock outstanding. After the offering MidNet had 21,411,176 shares of common stock outstanding. The amended SB_2 was filed on August 29, 2006 and was accepted for registration by the SEC on October 5, 2006.

On July 2 2006, the Company issued 1,262,323 restricted common shares at prices ranging from $0.50 to $0.12 per share together with a warrant to purchase restricted common shares at $0.75 per share exercisable for one year.

On July 18, 2006, the Company issued 16,148,608 restricted common shares at $0.02 per share. 6,091,781 of these had a warrant to purchase restricted common shares at $0.75 per share exercisable for one year.

On September 30, 2006 the Company issued 2,952,500 restricted common shares at $0.02 per share together with a warrant to purchase restricted common shares at $0.75 exercisable for one year.

On November 2, the Company issued 300,000 shares at $0.12 per share to three employees and consultants for research and development work.

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

(b) Reports on Form 8-K

During the quarter ended September 30, 2005 we filed the following reports on Form 8-K:

      Date Form Filed          Form and Item(s) Reported
      ---------------          -------------------------
     September 19 2005             Form 8-K Item 5.02

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MidNet, Inc.


Date: November 20, 2006       By: /s/Simon Dorey
                              --------------------------------------------------
                              Chief Financial Officer
                              (Principal financial and chief accounting officer)