Form 10QSB/A
period 2006-06-30
MIDNET INC
filed 2006-11-28
CIK 1080313

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
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 June 30, 2006      December 31, 2005
                                                                 -------------      -----------------
                                                                   (Unaudited)
                                                                    (restated)
ASSETS

CURRENT ASSETS
  Cash                                                            $     3,701           $     4,392
  Accounts receivable                                                  47,891                25,744
  GST receivable                                                       14,144                 4,635
  Prepaid expenses                                                    134,805               139,406
                                                                  -----------           -----------
      Total Current Assets                                            200,541               174,177
                                                                  -----------           -----------

PROPERTY, NET OF DEPRECIATION                                          30,821                44,966

OTHER ASSETS
  Security deposits                                                    39,235                39,820
                                                                  -----------           -----------
      Total Other Assets                                               39,235                39,820
                                                                  -----------           -----------

  TOTAL ASSETS                                                    $   270,597           $   258,963
                                                                  ===========           ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                $   563,631           $   274,713
  Related party payable                                               215,539               189,633
  Taxes payable                                                        60,280                34,420
                                                                  -----------           -----------
      Total Current Liabilities                                       839,450               498,766
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES                                              --                    --
                                                                  -----------           -----------

STOCKHOLDERS' DEFICIT
  Preferred stock, 20,000,000 shares authorized, $0.0001
   par value; 300,000 shares issued and outstanding                        30                    30
  Common stock, 80,000,000 shares authorized,
   $0.0001 par value; 28,765,280 and 21,411,176 shares
   issued and outstanding, respectively 6,610,478 issuable              2,876                 2,141
  Additional paid-in capital                                        4,591,753             4,260,562
  Stock subscriptions receivable                                      (10,873)                   --
  Accumulated other comprehensive income                              (40,992)              (92,934)
  Accumulated deficit during development stage                     (5,111,647)           (4,409,602)
                                                                  -----------           -----------
      Total Stockholders' Equity                                    (568,853)             (239,803)
                                                                  -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $   270,597           $   258,963
                                                                  ===========           ===========

        See accompanying condensed notes to interim financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                                  Period from
                                                                                                               January 16, 2002
                                                       Three Months Ended               Six Months Ended          (Inception)
                                                           June 30,                          June 30,                 to
                                                ---------------------------       ---------------------------      June 30,
                                                   2006            2005              2006            2005            2006
                                                -----------     -----------       -----------     -----------     -----------
                                                (unaudited)     (unaudited)       (unaudited)     (unaudited)     (unaudited)
                                                (restated)                        (restated)                      (restated)
REVENUES
  Subscription fees                             $     2,926     $     1,000       $    30,761     $     1,000     $    61,055
  Other                                                  --              --                --              --          21,328
                                                -----------     -----------       -----------     -----------     -----------
      TOTAL REVENUE                                   2,296           1,000            30,761           1,000          82,383
                                                -----------     -----------       -----------     -----------     -----------
EXPENSES
  Salaries expense                                   63,947         105,298           142,062         224,003         751,666
  Bad debt expense                                       --           2,297                --           2,297           2,342
  Bandwidth and co-location fees                    141,729         153,240           248,457         350,485         962,561
  Office expense                                     33,321          29,999            59,456          50,234         328,975
  Depreciation                                        7,176           7,365            14,145          14,814          66,125
  Consulting services                               150,056         496,118           217,621       1,128,445       2,772,626
  Professional fees                                  34,852          14,096            42,332          51,821         193,361
  Marketing expense                                      45          11,059             1,232          32,766          92,717
                                                -----------     -----------       -----------     -----------     -----------
      TOTAL OPERATING EXPENSES                      431,126         819,472           725,305       1,854,865       5,170,372
                                                -----------     -----------       -----------     -----------     -----------

LOSS FROM OPERATIONS                               (428,201)       (818,472)         (694,544)     (1,853,865)     (5,087,989)

OTHER INCOME (EXPENSE)
  Other income                                           --              --                --              --              26
  Foreign currency exchange                          (7,573)              4            (7,573)           (512)        (26,830)
  Interest income                                        70              69                75             461           3,149
                                                -----------     -----------       -----------     -----------     -----------
      TOTAL OTHER INCOME (EXPENSE)                   (7,503)             73            (7,498)            (51)        (23,655)
                                                -----------     -----------       -----------     -----------     -----------

LOSS BEFORE TAXES                                  (435,705)       (818,399)         (702,043)     (1,853,916)     (5,111,647)

INCOME TAXES                                             --              --                --              --              --
                                                -----------     -----------       -----------     -----------     -----------

NET LOSS                                           (435,705)       (818,399)         (702,043)     (1,853,916)     (5,111,647)
                                                -----------     -----------       -----------     -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)           52,187          64,423            51,942          48,533         (40,992)
                                                -----------     -----------       -----------     -----------     -----------

COMPREHENSIVE NET LOSS                          $  (383,518)    $  (753,976)      $  (650,101)    $(1,805,383)    $(5,152,639)
                                                ===========     ===========       ===========     ===========     ===========
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                               $     (0.02)    $     (0.05)      $     (0.03)    $     (0.11)
                                                ===========     ===========       ===========     ===========
BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON STOCK SHARES OUTSTANDING       25,404,639      16,117,668        25,088,228      15,949,528
                                                ===========     ===========       ===========     ===========

        See accompanying condensed notes to interim financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                    Period from
                                                                                                  January 16, 2002
                                                                    Six Months Ended                (Inception)
                                                                        June 30,                         to
                                                             -------------------------------          June 30,
                                                                2006                2005                2006
                                                             -----------         -----------         -----------
                                                             (unaudited)         (unaudited)         (unaudited)
                                                              (restated)                              (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (702,043)        $(1,853,916)        $(5,111,647)
  Depreciation                                                    14,145              14,814              67,174
  Adjustments to reconcile net loss
   to net cash used by operating activities:
     Provision for bad debt                                           --               2,297               2,342
     Common stock issued for services                             20,000             867,500           1,634,699
     Common stock issued for prepaid expenses                         --                  --             195,500
     Common stock warrants issued for services                        --                  --              17,411
     Options issued for services                                      --             149,566             149,566
     (Increase) decrease in accounts receivable                  (22,147)              1,962             (47,891)
     (Increase) decrease in prepaid expenses                       4,601             (59,554)           (134,805)
     (Increase) decrease in tax receivable                        (9,509)              5,933             (14,144)
     Increase (decrease) in accounts payable                     288,918             100,131             563,631
     Increase (decrease) in related party payables                25,906              28,046             240,539
     Increase (decrease) in other payables                        25,860               5,551              60,280
                                                             -----------         -----------         -----------
         Net cash used in operating activities                  (354,269)           (739,216)         (2,377,343)
                                                             -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                               --                  --             (97,889)
  (Increase) decrease in security deposits                           585              (1,546)            (39,235)
                                                             -----------         -----------         -----------
         Net cash used in investing activities                       585              (1,546)           (137,124)
                                                             -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                     --                  --                 300
  Common stock issued for cash                                    51,540                  --           2,280,926
  Common stock issued for acquisition of subsidiary                   --                  --                  85
  Treasury stock purchased for cash                                   --                  --             (25,000)
  Subscriptions received                                         249,513             196,990             249,513
                                                             -----------         -----------         -----------
         Net cash provided in financing activities               301,053             196,990           2,505,824
                                                             -----------         -----------         -----------

Net increase (decrease)  in cash                                 (52,631)           (542,226)             (8,643)

    Foreign currency translation gain (loss)                      51,940              56,022              12,343

CASH, BEGINNING OF PERIOD                                          4,392             509,345                  --
                                                             -----------         -----------         -----------
CASH, END OF PERIOD                                          $     3,701         $    23,141         $     3,701
                                                             ===========         ===========         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                              $        --         $        --         $        --
                                                             ===========         ===========         ===========
  Income tax paid                                            $        --         $        --         $        --
                                                             ===========         ===========         ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                           $    20,000         $   867,500         $ 1,634,699
  Common stock issued for acquisition of subsidiary          $        --         $        --         $        85
  Preferred stock issued for acquistion of subsidiary        $        --         $        --         $       300
  Common stock issued for prepaid expenses                   $        --         $        --         $   195,500
  Warrants issued for service                                $        --         $        --         $    17,411
  Options issued for services                                $        --         $   149,566         $   149,566

        See accompanying condensed notes to interim financial statements

                                  MIDNET, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited and Restated)


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

Operating results for the six-month period ended June 30, 2006 have been restated and are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. See Note 9.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred material recurring losses from operations. At June 30, 2006, the Company had an accumulated deficit of $5,111,647, recurring losses from operations and minimal revenues. For the three months ended June 30, 2006, the Company sustained a net loss of $435,705. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis. Management plans to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company's management is also currently putting sales strategies in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - STOCKHOLDERS' DEFICIT

During the three months ended June 30, 2006, a total of $51,540 was received for 429,500 restricted common shares at $0.12 per share. An additional $110,963 was received for 6,091,781 restricted common shares at $0.02 per share together with warrants at $0.75, exercisable within one year. These shares were issued subsequent to the end of the quarter. Subsequent to quarter end, an additional $10,873 was received from payments of stock subscription receivables. In addition, subsequent to quarter end, 10,056,827 shares were issued at $0.02 per share in exchange for $201,137 of accounts payable to employees and consultants to the Company and 200,000 shares were issued for consulting services at $0.10 per share.

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


At June 30, 2006 and December 31, 2005, the Company had deferred tax assets of approximately $1,737,000 and $1,499,000, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset was recorded at June 30, 2006 and December 31, 2005. The significant components of the deferred tax asset at June 30, 2006 and December 31, 2005 were as follows:

                                                June 30,           December 31,
                                                  2006                2005
                                               -----------         -----------

     Net operating loss carryforward           $ 5,110,000         $ 4,410,000
                                               ===========         ===========
     Deferred tax asset                        $ 1,737,000         $ 1,499,000
                                               ===========         ===========
     Deferred tax asset valuation allowance    $(1,737,000)        $(1,499,000)
                                               ===========         ===========

At June 30, 2006 and December 31, 2005, the Company has net operating loss carryforwards of approximately $5,110,000 and $4,410,000, respectively, which expire in the years 2021 through 2025. The change in the allowance account from December 31, 2005 to June 30, 2006 was $238,000.

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

NOTE 9 - RESTATEMENT AND CORRECTION OF ERROR

The accompanying consolidated interim financial statements for June 30, 2006 have been restated to correct information concerning revenue. During the period ending June 30, 2006, the Company initially recognized $57,843 in revenue and $74,970 in related receivables. Subsequent to the issuance of the original financial statements for the quarter ended June 30, 2006, management discovered that certain information was not correct. The accompanying financial statements have been restated to correct errors in revenue and receivables.

These corrections and restatements increased the reported net loss by approximately $27,000 for the three months and six months ended June 30, 2006. The revised year to date loss increased from $675,000 to $702,000 for the six months ended June 30, 2006. This change did not affect the reported net loss per share.

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

MidNet, on a consolidated basis, incurred losses of $3,072,332 for the year ended December 31, 2005. In the six months of 2006, the Company incurred consolidated net losses of $702,043 as compared to losses of $1,853,916 for the same period in 2005. During the quarter the Company ceased to operate the ATM network as a result of which revenue for the quarter fell to $2,926 from $27,836 in the first quarter. The Company, on a consolidated basis, had revenues in 2006 of $30,761 compared with $1,000 in 2005. The expenses incurred by the Company to date have been mainly research, administrative, accounting, legal and consulting fees. These totaled $3,084,452 for the year ended December 31, 2005, $287,284 for the quarter ended June 30, 2006 and $666,232 for the quarter ended June 30, 2005. In addition, following the completion of the rollout of the initial network configuration in the second half of 2004, the Company incurred bandwidth and co-location fees of $555,160 for the year ended December 31, 2005, $248,457 for the six months ended June 30, 2006 and $350,485 for the six months ended June 30, 2005 respectively. Of the $141,729 incurred in the quarter ended June 30, 2006 approximately $115,000 are early termination fees relating to the cessation of the network. These fees may be rescinded once the Company commences with the IP based network. The Company incurred marketing expenses of $37,712 for the period ending December 31, 2005, $1,232 for the six months ended June 30, 2006 and $32,766 for the period ending June 30, 2005. The reduction in marketing has occurred largely because the Company has been in a research and development mode for most of 2006. Since 2002, MidNet has incurred cumulative net losses of $5,111,647.

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

                           MidNet, Inc.


Date: November 27, 2006    By: /s/ Simon Dorey
                              --------------------------------------------------
                              Chief Financial Officer
                              (Principal financial and chief accounting officer)