Form 10QSB/A
period 2006-09-30
MIDNET INC
filed 2006-11-28
CIK 1080313

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
                                                                    ===========           ===========

        See accompanying condensed notes to interim financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
--------------------------------------------------------------------------------

                                                                                                              Period from
                                                                                                           January 16, 2002
                                                   Three Months Ended               Nine Months Ended       (Inception) To
                                             September 30,   September 30,   September 30,   September 30,   September 30,
                                                 2006            2005            2006            2005            2006
                                              -----------     -----------     -----------     -----------     -----------
                                              (unaudited)      (unaudited)    (unaudited)     (unaudited)     (unaudited)
REVENUES
  Subscription fees                           $       290     $     5,913     $    31,052     $     6,913     $    61,345
  Other                                                --              --              --              --          21,328
                                              -----------     -----------     -----------     -----------     -----------
  TOTAL REVENUE                                       290           5,913          31,052           6,913          82,673
                                              -----------     -----------     -----------     -----------     -----------
EXPENSES
  Salaries expense                                 76,900          68,867         218,962         292,870         826,675
  Bad debt expense                                     --              --              --           2,362           2,342
  Bandwidth and co-location fees                    9,888         167,175         258,345         517,660         972,449
  Office expense                                   32,889          23,693          97,345          73,927         361,864
  Depreciation                                      7,026           7,220          21,171          22,034          73,150
  Consulting services                             104,469          80,563         322,090       1,209,008       2,877,096
  Professional fees                                43,891          13,030          86,223          64,851         237,252
  Financing Fees                                    4,104              --           4,104              --           4,104
  Marketing expense                                20,067           4,916          21,299          37,682         112,784
                                              -----------     -----------     -----------     -----------     -----------
      TOTAL OPERATING EXPENSES                    299,235         365,464       1,024,540       2,220,394       5,467,716
                                              -----------     -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                             (298,945)       (359,551)       (993,488)     (2,213,481)     (5,385,043)

OTHER INCOME (EXPENSE)
  Other income                                         --              --              --              --              26
  Foreign currency exchange                        (2,439)            (81)        (10,577)           (528)        (29,269)
  Interest income                                       8             411              83             872           3,157
                                              -----------     -----------     -----------     -----------     -----------

      TOTAL OTHER INCOME (EXPENSE)                 (2,431)            330         (10,494)            344         (26,086)
                                              -----------     -----------     -----------     -----------     -----------

LOSS BEFORE TAXES                                (301,377)       (359,221)     (1,003,983)     (2,213,137)     (5,411,129)

INCOME TAXES                                           --              --              --              --              --
                                              -----------     -----------     -----------     -----------     -----------

NET LOSS                                         (301,377)       (359,221)     (1,003,983)     (2,213,137)     (5,411,129)
                                              -----------     -----------     -----------     -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation gain (loss)         49,817          55,143         (45,801)        (10,055)          8,825
                                              -----------     -----------     -----------     -----------     -----------

COMPREHENSIVE NET LOSS                        $  (251,560)    $  (414,364)    $(1,049,784)    $(2,223,192)    $(5,402,304)
                                              -----------     -----------     -----------     -----------     -----------
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                             $     (0.01)    $     (0.02)    $     (0.04)    $     (0.14)
                                              ===========     ===========     ===========     ===========
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 STOCK SHARES OUTSTANDING                      38,384,853      16,921,316      27,342,184      16,272,120
                                              ===========     ===========     ===========     ===========

        See accompanying condensed notes to interim financial statements

MIDNET, INC.
(Formerly Tugboat International, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                               Period from
                                                                  Nine months ended          January 16, 2002
                                                                    September 30,             (Inception) to
                                                            -----------------------------      September 30,
                                                               2006              2005              2006
                                                            -----------       -----------       -----------
                                                            (unaudited)       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(1,003,983)      $(2,213,137)      $(5,411,129)
  Depreciation                                                   21,171            22,034            74,200
  Adjustments to reconcile net loss to net cash
   used by operating activities:
     Provision for bad debt                                          --             2,362             2,342
     Common stock issued for services                           221,137           867,500         1,835,835
     Common stock issued for prepaid expenses                        --                --           195,500
     Common stock warrants issued for services                    4,104                --            21,515
     Options issued for services                                 44,380           149,566           193,947
     Increase (decrease) in bank indebtedness                     3,887                --             3,887
     (Increase) decrease in accounts receivable                  (7,040)           (2,172)          (32,784)
     (Increase) decrease in security deposits                     2,347            (3,280)          (37,473)
     (Increase) decrease in prepaid expenses                      4,607           (97,695)         (134,800)
     (Increase) decrease in tax receivable                      (11,396)            9,509           (16,031)
     Increase (decrease) in accounts payable                    294,825           216,726           569,538
     Increase (decrease) in related party payables              (48,803)          109,966           165,830
     Increase (decrease) in other payables                       49,573            14,473            83,993
                                                            -----------       -----------       -----------
        Net cash used in operating activities                  (425,193)         (924,148)       (2,485,630)
                                                            -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                              --                --           (97,889)
                                                            -----------       -----------       -----------
        Net cash used in investing activities                        --                --           (97,889)
                                                            -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Preferred stock issued for cash                                    --                --               300
  Common stock issued for cash                                  371,095            61,663         2,600,481
  Common stock issued for acquisition of subsidiary                  --                --                85
  Treasury stock purchased for cash                                  --                --           (25,000)
  Subscriptions received                                             --           369,328                --
                                                            -----------       -----------       -----------
        Net cash provided in financing activities               371,095           430,991         2,575,866
                                                            -----------       -----------       -----------

Net increase (decrease)  in cash                                (54,098)         (493,157)           (7,653)

Foreign currency translation gain (loss)                         49,706            (1,383)            7,653

CASH, BEGINNING OF PERIOD                                         4,392           509,345                --
                                                            -----------       -----------       -----------
CASH, END OF PERIOD                                         $        --       $    14,805       $        --
                                                            ===========       ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                             $        --       $        --       $        --
                                                            ===========       ===========       ===========
  Income tax paid                                           $        --       $        --       $        --
                                                            ===========       ===========       ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued for services                          $   221,137       $   500,000       $ 1,835,585
  Common stock issued for acquisition of subsidiary         $        --       $        --       $        85
  Preferred stock issued for acquisition of subsidiary      $        --       $        --       $       300
  Common stock issued for prepaid expenses                  $        --       $        --       $   195,500
  Warrants issued for service                               $     4,104       $        --       $    17,411
  Options issued for service                                $    44,380       $   149,567       $   193,947

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

Subsequent to the quarter end:

     - on October 2, 2006, the Company granted to two employees of the Company and one consultant, the option to purchase up to 100,000 shares each, (for a total maximum of 300,000 shares) at a price of $0.12 effective November 1, 2006. 300,000 shares were issued on that date.

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

CONSULTING AGREEMENT

On August 12, 2006 the Company secured the services of Fundamental Strategies Inc., a California based company, whereby Fundamental Strategies will be responsible for the sale of Midnet's products and services in The Americas and the development of a global distribution channel program. Additionally, a principal of Fundamental Strategies will take on the title of EVP Business Development, The Americas. The Company has agreed to pay Fundamental Strategies $7,000 per month once the necessary funds are raised and a total of 500,000 options (250,000 to Fundamental Strategies and 250,000 to its principal) to buy restricted common shares at $0.10 per share, exercisable for three years.

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

NOTE 7 - PROPERTY AND EQUIPMENT

A summary of property and equipment, and the related depreciation expense is as follows:

                                                 September 30,      December 31,
                                                     2006              2005
                                                   --------          --------
     Property and Equipment                        $ 97,890          $ 97,890
     Accumulated depreciation                       (74,210)          (52,924)
                                                   --------          --------
     Net Property & Equipment                      $ 23,680          $ 44,966
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

Subsequent to September 30, 2006:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Conditions and Results of Operations contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish itself as a market participant and the development of new services. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of these and other factors. The following should be read in conjunction with the audited consolidated Financial Statements as of December 31, 2005 and the unaudited Consolidated Financial Statements for the quarter ended September 30, 2006.

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

MidNet, on a consolidated basis, incurred losses of $3,072,332 for the year ended December 31, 2005. In the nine months of 2006, the Company incurred consolidated net losses of $1,003,983 as compared to losses of $2,213,137 for the same period in 2005. The Company, on a consolidated basis, had revenues for the nine months ended September 30, 2006 of $31,052 compared with $6,913 in 2005. The expenses incurred by the Company to date have been mainly research, administrative, accounting, legal and consulting fees. These totaled $3,084,452 for the year ended December 31, 2005, $289,346 for the quarter ended September 30, 2006 and $198,289 for the quarter ended September 30, 2005 and $766,195 for the nine months ended September 30, 2006 compared with $1,702,734 for the nine months ended September 30, 2005. The reduction in costs has largely been because of the laying off of staff or consultants and the absence of any significant exchange of shares for services during 2006. In addition, following the completion of the rollout of the initial network configuration in the second half of 2004, the Company incurred bandwidth and co-location fees of $555,160 for the year ended December 31, 2005, $258,345 for the nine months ended September 30, 2006 and $517,660 for the nine months ended September 30, 2005 respectively. The reduction in this amount is because of the cancellation of the network in April 2006. Of the amount incurred in the nine months ended September 30, 2006 approximately $115,000 are early termination fees relating to the cessation of the network. These fees may be rescinded once the Company commences with the IP based network. The Company incurred marketing expenses of $37,712 for the year end December 31, 2005, $21,299 for the six months ended September, 2006 and $37,682 for the period ending September 30, 2005. The reduction in marketing has occurred largely because the Company has been in a research and development mode for most of 2006. Since 2002, MidNet has incurred cumulative net losses of $5,411,129.

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

As of September 30, 2006, MidNet had bank indebtedness of $3,887.

In December 2003, MidNet issued warrants to purchase up to 2,000,000 shares of MidNet's restricted common stock prior to December 19 2004 at an exercise price of $0.75 per share. In 2005, the Company issued warrants to purchase up to 1,059,531 shares of restricted common stock at an exercise price or $0.75, exercisable for one year. In the quarter ended March 31, 2006, the Company had subscriptions to issue further warrants to purchase restricted common stock as follows: 387,000 warrants at $0.75 per share, exercisable for one year and 245,711 warrants at $0.50 exercisable for one year. In the quarter ended June 30, 2006 the Company had subscriptions to issue further warrants to purchase 6,091,781 restricted common stock, which were issued in early July. In the quarter ended September 30, 2006 a further 2,952,500 warrants were issued. As at September 30, 2006 there were 10,076,635 warrants outstanding.

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

None.

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